Form 10-Q
period 2021-06-30
FEMASYS INC
filed 2021-08-11
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission file number: 001-40492

Femasys Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3713499
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3950 Johns Creek Court, Suite 100
Suwanee, GA 30024	(770) 500-3910
(Address of principal executive offices, including zip code)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☐

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value	FEMY	The Nasdaq Capital Market

The Registrant had 11,799,720 shares of common stock, $0.001 par value, outstanding as of August 9, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•	our ability to develop and advance our current product candidates and programs into, and successfully initiate and complete, clinical trials;

•	the ability of our clinical trials to demonstrate safety and effectiveness of our product candidates and other positive results;

•	estimates regarding the total addressable market for our product candidates;

•	competitive companies and technologies in our industry;

•
our ability to obtain FDA approval for our permanent birth control system, ability to gain FDA grant of a de novo classification request for our intrauterine insemination system, expand sales of our women-specific medical products and develop and commercialize additional products;

•
our ability to commercialize or obtain regulatory approvals, grants of de novo classification requests or 510(k) clearance for our product candidates, or the effect of delays in commercializing or obtaining regulatory authorizations;

•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;

•	commercial success and market acceptance of our product candidates;

•	our ability to achieve and maintain adequate levels of coverage or reimbursement for our FemBloc system or any future products we may seek to commercialize;

•
our ability to manufacture our products and product candidates in compliance with applicable laws, regulations and requirements and to oversee third-party suppliers, service providers and vendors in the performance of any contracted activities in accordance with applicable laws, regulations and requirements;

•	the impact of the COVID-19 pandemic on our business, financial condition, results of operations, and prospects;

•	our ability to accurately forecast customer demand for our product candidates, and manage our inventory;

•
our ability to build, manage and maintain our direct sales and marketing organization, and to market and sell our permanent birth control system, artificial insemination system and women-specific medical products in markets in and outside of the United States;

•	our ability to hire and retain our senior management and other highly qualified personnel;

•	our ability to obtain additional financing in this or future offerings;

•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;

•	the timing or likelihood of regulatory filings and approvals or clearances;

•	our ability to establish and maintain intellectual property protection for our product candidates and our ability to avoid claims of infringement;

•	the volatility of the trading price of our common stock;

•	our expectations regarding the use of proceeds from this offering; and

•	our expectations about market trends.

The forward-looking statements in this prospectus are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this prospectus and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.  Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. The forward-looking statements contained in this Quarterly Report on 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FEMASYS INC.
Balance Sheets
(unaudited)

Assets	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$29,858,868	3,322,226
Accounts receivable, net	158,837	125,790
Inventory, net	146,879	131,378
Other current assets	868,842	284,115
Total current assets	31,033,426	3,863,509
Property and equipment, at cost:
Leasehold improvements	1,155,332	1,155,332
Office equipment	64,145	64,145
Furniture and fixtures	424,947	424,947
Machinery and equipment	2,242,088	2,242,088
Construction in progress	151,662	139,150
	4,038,174	4,025,662
Less accumulated depreciation	(2,470,397)	(2,197,868)
Net property and equipment	1,567,777	1,827,794
Long-term assets:
Lease right-of-use assets, net	854,817	1,057,506
Intangible assets, net of accumulated amortization	42,185	65,069
Other long-term assets	488,961	792,440
Total long-term assets	1,385,963	1,915,015

Total assets	$33,987,166	7,606,318

(continued)

FEMASYS INC.
Balance Sheets
(unaudited)

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	June 30, 2021	December 31, 2020
Current liabilities:
Accounts payable	$947,078	674,333
Accrued expenses	430,183	1,117,601
Clinical holdback – current portion	18,947	—
Notes payable – current portion	470,556	630,010
Lease liabilities – current portion	419,333	434,072
Other – current	32,895	32,895
Total current liabilities	2,318,992	2,888,911
Long-term liabilities:
Clinical holdback – long-term portion	151,958	164,972
Note payable – long-term portion	—	182,490
Lease liabilities – long-term portion	603,616	809,092
Other – long-term	32,895	32,895
Total long-term liabilities	788,469	1,189,449
Total liabilities	3,107,461	4,078,360
Commitments and contingencies
Redeemable convertible preferred stock:
Preferred stock, Series B, $0.001 par, none authorized, issued and outstanding as of June 30, 2021; 13,344,349 shares authorized, issued and outstanding as of December 31, 2020	—	10,748,873
Preferred stock, Series C, $0.001 par, none authorized, issued and outstanding as of June 30, 2021; 42,491,484 shares authorized, issued and outstanding as of December 31, 2020	—	44,594,813
Stockholders’ equity (deficit):
Common stock, $0.001 par, 200,000,000 authorized, 11,916,943 shares issued and 11,799,720 outstanding as of June 30, 2021; and 95,583,558 authorized, 1,110,347 shares issued and 993,124 outstanding as of December 31, 2020	11,916	1,110
Treasury stock, 117,223 shares	(60,000)	(60,000)
Preferred stock, Series A, $0.001 par, none authorized, issued and outstanding as of June 30, 2021; 17,310,609 shares authorized, and 17,210,609 shares issued and outstanding as of December 31, 2020	—	17,211
Warrants	702,492	702,492
Additional paid-in-capital	108,341,078	22,725,949
Accumulated deficit	(78,115,781)	(75,202,490)
Total stockholders’ equity (deficit)	30,879,705	(51,815,728)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$33,987,166	7,606,318

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	$326,006	183,234	655,781	443,746
Cost of sales	107,627	55,275	200,669	128,463
Gross margin	218,379	127,959	455,112	315,283
Operating expenses:
Research and development	894,868	888,701	1,889,890	2,239,402
Sales and marketing	21,828	13,384	44,647	250,573
General and administrative	1,051,399	543,625	1,943,386	1,193,817
Depreciation and amortization	151,359	165,882	304,812	335,292
Total operating expenses	2,119,454	1,611,592	4,182,735	4,019,084
Loss from operations	(1,901,075)	(1,483,633)	(3,727,623)	(3,703,801)
Other income (expense):
Interest income, net	144	1,620	308	21,956
Other income	821,515	—	821,515	—
Interest expense	(3,643)	(3,438)	(7,491)	(5,333)
Total other income (expense)	818,016	(1,818)	814,332	16,623
Loss before income taxes	(1,083,059)	(1,485,451)	(2,913,291)	(3,687,178)
Income tax expense	—	—	—	—
Net loss	$(1,083,059)	(1,485,451)	(2,913,291)	(3,687,178)
Comprehensive loss:
Net loss	$(1,083,059)	(1,485,451)	(2,913,291)	(3,687,178)
Change in fair value of available for sale investments	—	—	—	(20)
Total comprehensive loss	$(1,083,059)	(1,485,451)	(2,913,291)	(3,687,198)

Net loss attributable to common stockholders, basic and diluted	$(1,083,059)	(1,485,451)	(2,913,291)	(3,687,178)
Net loss per share attributable to common stockholders, basic and diluted	$(0.52)	(1.55)	(1.89)	(3.86)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	2,076,516	955,279	1,538,780	955,279

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Series B and Series C Redeemable Convertible									Additional	Accumulated other		Total
	Preferred stock		Common stock		Treasury stock		Preferred stock			paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	capital	loss, net of tax	deficit	equity (deficit)
THREE MONTHS ENDED JUNE 30, 2021

Balance at March 31, 2021	55,835,833	$55,343,686	1,112,431	$1,112	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,808,487	$—	$(77,032,722)	$(53,563,420)
Issuance of common stock for cash upon exercise of options	—	—	38,169	38	—	—	—	—	—	102,057	—	—	102,095
Issuance of common stock in connection with IPO,net	—	—	2,650,000	2,650	—	—	—	—	—	30,019,707	—	—	30,022,357
Automatic conversion of preferred stock in connection with IPO	(55,835,833)	(55,343,686)	8,116,343	8,116	—	—	(17,210,609)	(17,211)	—	55,352,781	—	—	55,343,686
Share-based compensation expense	—	—	—	—	—	—	—	—	—	58,046	—	—	58,046
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,083,059)	(1,083,059)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,341,078	$—	$(78,115,781)	$30,879,705

SIX MONTHS ENDED JUNE 30, 2021

Balance at December 31, 2020	55,835,833	$55,343,686	1,110,347	$1,110	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,725,949	$—	$(75,202,490)	$(51,815,728)
Issuance of common stock for cash upon exercise of options	—	—	40,253	40	—	—	—	—	—	112,105	—	—	112,145
Issuance of common stock in connection with IPO,net	—	—	2,650,000	2,650	—	—	—	—	—	30,019,707	—	—	30,022,357
Automatic conversion of preferred stock in connection with IPO	(55,835,833)	(55,343,686)	8,116,343	8,116	—	—	(17,210,609)	(17,211)	—	55,352,781	—	—	55,343,686
Share-based compensation expense	—	—	—	—	—	—	—	—	—	130,536	—	—	130,536
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,913,291)	(2,913,291)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,341,078	$—	$(78,115,781)	$30,879,705

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Series B and Series C Redeemable Convertible									Additional	Accumulated other		Total
	Preferred stock		Common stock		Treasury stock		Preferred stock			paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	Capital	loss, net of tax	deficit	equity (deficit)
THREE MONTHS ENDED JUNE 30, 2020

Balance at March 31, 2020	55,835,833	$55,343,686	1,072,569	$1,072	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,385,771	$—	$(70,489,225)	$(47,442,679)
Issuance of common stock for cash upon exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	79,480	—	—	79,480
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,485,451)	(1,485,451)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at June 30, 2020	55,835,833	$55,343,686	1,072,569	$1,072	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,465,251	$-	$(71,974,676)	$(48,848,650)

SIX MONTHS ENDED JUNE 30, 2020

Balance at December 31, 2019	55,835,833	$55,343,686	1,057,291	$1,057	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,254,162	$20	$(68,287,498)	$(45,372,556)
Issuance of common stock for cash upon exercise of options	—	—	15,278	15	—	—	—	—	—	52,785	—	—	52,800
Share-based compensation expense	—	—	—	—	—	—	—	—	—	158,304	—	—	158,304
Net loss	—	—	—	—	—	—	—	—	—	—	—	(3,687,178)	(3,687,178)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Balance at June 30, 2020	55,835,833	$55,343,686	1,072,569	$1,072	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,465,251	$—	$(71,974,676)	$(48,848,650)

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Six Months Ending June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(2,913,291)	(3,687,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	281,928	279,043
Amortization	22,884	56,249
Amortization of discount on investments	—	(1,189)
Amortization of right-of-use assets	193,290	216,518
Share-based compensation expense	130,536	158,304
Loan and accrued interest forgiveness on note payable	(821,515)	—
Changes in operating assets and liabilities:
Accounts receivable	(33,047)	(19,292)
Inventory	(15,501)	(10,931)
Other assets	329,461	172,504
Accounts payable	165,789	(117,540)
Accrued expenses and other	(1,017,803)	362,775
Lease liabilites	(210,045)	(225,678)
Other liabilities	5,933	13,432
Net cash used in operating activities	(3,881,381)	(2,802,983)
Cash flows from investing activities:
Maturities of short-term investments	—	1,000,000
Purchases of property and equipment	(12,512)	(5,050)
Payments for patents and other intangible assets	—	(22,976)
Net cash (used in) provided by investing activities	(12,512)	971,974
Cash flows from financing activities:
Proceeds from issuance of common stock	31,725,645	52,800
Payments of offering costs	(1,243,960)	—
Proceeds from note payable and advance	—	822,500
Repayment of note payable	(40,980)	—
Payments under lease obligations	(10,170)	(9,201)
Net cash provided by financing activities	30,430,535	866,099
Net change in cash and cash equivalents	26,536,642	(964,910)
Cash and cash equivalents:
Beginning of year	3,322,226	6,415,274
End of year	$29,858,868	5,450,364

(continued)

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Six Months Ending June 30,
	2021	2020
Supplemental cash flow information
Cash paid for:
Interest	$4,130	3,975
Income taxes	$800	2,000
Non-cash investing and financing activities:
Prepaid insurance financed with promissory notes	$470,556	—
Offering costs included in accounts payable and accrued expenses	$334,683	—
Conversion of convertible preferred stock to common stock	$55,360,897	—

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Notes to Financial Statements
(unaudited)

(1)	Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the Company or Femasys) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a biomedical company focused on transforming women’s healthcare by developing novel solutions and next-generation advancements providing significant clinical impact to address severely underserved areas. Our mission is to provide women worldwide with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics.   The Company currently operates as one segment and is focused on servicing the reproductive health needs for those seeking permanent birth control or solutions for infertility issues.

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemBloc® (FemBloc), the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology and is presently completing a validation study under an approved Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA). FemaSeed™ (FemaSeed), a solution which enables directed intrauterine insemination to improve on traditional intrauterine insemination (IUI) and provide a lower cost option to in vitro fertilization methods, received approval in April 2021 from the FDA on its IDE and the clinical study was initiated in July 2021. FemVue® Saline-Air Device (FemVue) is a product approved for sale in the U.S., Europe, Japan, and Canada for the diagnosis of infertility. FemChec® Pressure Management Device (FemChec) evaluates the women’s fallopian tubes after a FemBloc procedure and is part of the FemBloc validation study. FemCerv® Endocervical Sampler (FemCerv) is designed to collect a complete, non-contaminated cervical tissue sample.

Initial Public Offering

On June 22, 2021, the Company closed its initial public offering (the IPO) in which it issued and sold 2,650,000 shares of its authorized common stock. The price per share in the IPO was $13.00. Net proceeds received by the Company, after deducting underwriting discounts, commissions, and legal expenses, were $31,613,500.  Offering costs incurred by the Company were $1,591,144, which excludes legal expenses incurred by our underwriters of $425,000. Immediately prior to the closing of the IPO, all our shares of our convertible Series A preferred stock and our redeemable convertible Series B and Series C preferred stock automatically converted into 8,116,343 shares of common stock.

Basis of Presentation

The Company has prepared the accompanying financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2020 included in our final prospectus (Prospectus) dated June 17, 2021 and filed with the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on June 21, 2021 (Registration No. 333-256156). Except as noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the financial statements included in the Prospectus.

In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows at the dates for periods presented. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the full year.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of stock options, warrants, useful lives of property and equipment, intangible assets, and the pre-IPO valuation of our common stock and preferred stock. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

FEMASYS INC. Notes to Financial Statements (unaudited)

Liquidity

As of June 30, 2021, the Company has cash and cash equivalents of $29,858,868.  The Company plans to finance its operations and development needs with its existing cash and cash equivalents, and in the future with additional equity and/or debt financing arrangements, and revenue from the sale of FemVue to support the Company’s research and development activities, largely in connection with FemBloc and FemaSeed. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations and financial condition could be materially adversely impacted.

For the six months ended June 30, 2021, the Company generated a net loss of $2,913,291. The Company expects such losses to increase over the next few years as the Company advances FemBloc and FemaSeed through clinical development until FDA approval is received and the products are available to be marketed.

The Company believes that its cash and cash equivalents as of June 30, 2021 will be sufficient to fund its operating expenses and research & development expenditure requirements through at least one year after the issuance date of the financial statements for the six months ended June 30, 2021.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Recently Issued Accounting Pronouncements – Recently Adopted

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which the Financial Accounting Standards Board (FASB) issued in December 2019. This guidance eliminates certain exceptions to the general approach to the income tax accounting model and adds new guidance to reduce the complexity in accounting for income taxes. This guidance was effective for annual periods after December 15, 2020, including interim periods within those annual periods. The Company’s adoption of this new guidance did not have a material impact on the Company’s financial statements and footnote disclosures (unaudited).

Recently Issued Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the accounting for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. Under legacy standards, we recognize an impairment of receivables when it was probable that a loss had been incurred. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including reasonable and supportable forecasts about future economic conditions. The guidance is effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. We do not expect the adoption of the standard to have a significant impact on our results of operations, financial position or cash flows as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s financial statements.

(2)	Cash and Cash Equivalents

As of June 30, 2021 and December 31, 2020, money market funds included in cash and cash equivalents on the balance sheets were $738,595 and $3,038,612, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

FEMASYS INC. Notes to Financial Statements (unaudited)
(3)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	June 30, 2021	December 31, 2020
Materials	$99,687	61,270
Work in progress	26,348	49,650
Finished goods	20,844	20,458
Inventory, net	$146,879	131,378

The reserve for expired inventories pertaining to FemVue was $646 and $896 as of June 30, 2021 and December 31, 2020, respectively.

(4)	Deferred Offering Costs

Deferred offering costs, which consisted mainly of legal, consulting, and accounting fees directly attributable to a strategic financing transaction, were capitalized in accordance with Staff Accounting Bulletin (SAB) Topic 5.A, codified in Accounting Standards Codification (ASC) 340-10-S99-1. In May 2021, the Company expensed $188,544 of deferred offering costs in connection with another financing transaction to focus on the IPO transaction.   In June 2021, upon the closing of the IPO, total deferred offering costs of $1,591,144 were offset against the proceeds of the IPO offering.

As of June 30, 2021, no amounts of deferred offering costs were capitalized. As of December 31, 2020, deferred offering costs capitalized were $202,479 and are included in other long-term assets in the accompanying balance sheets.

(5)	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2021	December 31, 2020
Clinical trial costs	$256,196	289,180
Compensation costs	134,183	796,864
Other	39,804	31,557
Accrued expenses	$430,183	1,117,601

(6)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the six months ended June 30, 2021:

Balance at December 31, 2020 (long-term portion)	$164,972
Clinical holdback retained	11,014
Clinical holdback paid	(5,081)
Balance at June 30, 2021	$170,905
Less: clinical holdback - current portion	(18,947)
Clinical holdback - long-term portion	$151,958

(7)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized at a point in time and no revenue is recognized over time. For the three and six months ended June 30, 2021 and 2020, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of June 30, 2021 and December 31, 2020.

FEMASYS INC. Notes to Financial Statements (unaudited)
The majority of products sold directly to U.S customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. Throughout the periods presented, the Company has not had a history of significant returns.

The following table summarizes our FemVue sales by geographic region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Primary geographical markets
U.S.	$268,019	183,234	539,749	383,509
International	57,987	—	116,032	60,237
Total	$326,006	183,234	655,781	443,746

(8)	Other Income

In June 2021, the Company was notified by Georgia Primary Bank that the Paycheck Protection Program (PPP) loan  in the amount of $812,500 and accrued interest of $9,015 was fully forgiven.  For the three and six months ended June 30, 2021, the Company recorded $821,515 in other income in connection with the Small Business Administration (SBA) PPP loan forgiveness program.  For the three and six months ended June 30, 2020, there was no other income recorded.

(9)	Commitments and Contingencies

Legal Claims

Occasionally, the Company may be a party to legal claims or proceedings of which the outcomes are subject to significant uncertainty. In accordance with ASC 450, Contingencies, the Company will assess the likelihood of an adverse judgment for any outstanding claim as well as ranges of probable losses. When it has been determined that a loss is probable and the amount can be reasonably estimated, the Company will record a liability. For both periods presented, there were no material legal contingencies requiring accrual or disclosure.

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director who is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2021 and December 31, 2020.

(10)	Notes Payable

Paycheck Protection Program Loan

In April 2020, the Company executed a promissory note (Note) with Georgia Primary Bank (the Lender) evidencing an unsecured loan in the amount of $812,500, which was made pursuant to the PPP. The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which was enacted on March 27, 2020, and is administered by the U.S. Small Business Administration (SBA). All the funds under the PPP loan were disbursed to the Company in April 2020 and was recognized as debt on the Company’s financial statements.

The Note provides for a fixed interest rate of one percent per year, and the Company was not imputing any additional interest at a market rate because this is a government-guaranteed obligation. Monthly principal and interest payments of $45,717 on the PPP loan were due beginning November 2020 with the final payment due in April 2022 (Maturity Date). The PPP loan may be prepaid by the Company at any time prior to the Maturity Date with no prepayment penalties or premium. The Note contains customary event of default provisions.

FEMASYS INC. Notes to Financial Statements (unaudited)

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness is subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payment of mortgage interest, rent and utilities. In the event the PPP loan, or any portion thereof, is forgiven, it is applied to outstanding principal. As of September 30, 2020, the Company had used all the proceeds from the PPP loan to retain employees, maintain payroll and make lease and utility payments.

In October 2020, the Company submitted the loan forgiveness application to the Lender requesting forgiveness for the full amount of the loan. The Lender had 60 days from receipt of the loan forgiveness application to issue a decision to the SBA, and the SBA, subject to its review, would remit funds within 90 days after the Lender issues its decision to the SBA.

In June 2021, the Company was notified by the Lender that the PPP Loan in the amount of $812,500 and accrued interest of $9,015 was fully forgiven; and, as a result, the entire amount was derecognized on the Company’s financial statements which was included as other income for the three and six months ended June 30, 2021 on the accompanying statements of comprehensive loss.   The SBA reserves the right to audit our fully forgiven PPP loan for an indefinite time.

As of June 30, 2021, no amounts were outstanding under the PPP loan.  As of December 31, 2020, the PPP loan balance consisted of $630,010 payable in 2021 and $182,490 in 2022, and interest expense accrued in connection with this PPP loan was $5,654 and was included in accrued expenses on the accompanying balance sheets.   For the three months ended June 30, 2021 and 2020, interest expense on the PPP loan was $1,357 and $1,558, respectively.    For the six months ended June 30, 2021 and 2020, interest expense on the PPP loan was $3,361 and $1,558, respectively.

Economic Injury Disaster Loan advance

In April 2020, the Company received the SBA Economic Injury Disaster Loan advance (EIDL advance) of $10,000. This EIDL advance was originally included in notes payable since the SBA was required to deduct the amount of any EIDL advance received by a PPP borrower from the PPP forgiveness payment remitted by SBA to the lender. In December 2020, the Economic Aid to Hard-Hit Small Business, Nonprofits and Venues Act (Economic Aid Act) was signed into law, which repealed the SBA requirement to deduct the amount of any EIDL advance received by a PPP borrower from the PPP forgiveness payment. As a result of the Economic Aid Act, the Company recognized the EIDL advance as other income in December 2020.

As of June 30, 2021 and December 31, 2020 no amounts were outstanding under the EIDL advance.  For the three and six months ending June 30, 2021 and 2020, no amounts were recognized as EIDL other income.

AFCO Credit Corporation (AFCO)

In the first quarter of 2021, the Company executed two Promissory Notes with AFCO (AFCO notes) to finance certain insurance premiums totaling $64,842, requiring the Company to pay $16,210 in down payments and make monthly installment payments. The annual interest rate is 10.5% and the current monthly installment payments total $6,094, which represents principal and interest. The final installment payments are due October 15, 2021.

In the second quarter of 2021, the Company executed another Promissory Note with AFCO (AFCO note) to finance certain insurance premiums totaling $558,367, requiring the Company to pay $111,673 in a down payment and make monthly installment payments. The annual interest rate is 5.25% and the monthly installment payment is $45,751, which represents principal and interest. The final installment payment is due April 18, 2022.

As of June 30, 2021, the principal balance on all the AFCO promissory notes was $470,556 and is included in Notes payable – current portion in the accompanying balance sheets. Interest expense in connection with the AFCO notes was $946 and $0 for the three months ended June 30, 2021 and 2020, respectively; and, interest expense in connection with the AFCO notes was $1,324 and $0 for the six months ended June 30, 2021 and 2020, respectively.

(11)	Redeemable Convertible Preferred Stock and Stockholders’ Equity

On June 22, 2021, the Company issued 2,650,000 shares of common stock in connection with the Company’s IPO of its common stock at $13.00 per share.  Net proceeds to the Company, after deducting underwriting discounts, commissions, and legal expenses, was $31,613,500.  Offering costs incurred by the company were $1,591,144. Immediately prior to the closing of the IPO, all our shares of our convertible Series A preferred stock and our redeemable convertible Series B and Series C preferred stock automatically converted into 8,116,343 shares of common stock.

FEMASYS INC. Notes to Financial Statements (unaudited)

The Company filed an eleventh amended and restated certificate of incorporation (the “Amended and Restated Certificate”) with the Secretary of State of the State of Delaware in connection with the completion of the IPO on June 22, 2021. The Amended and Restated Certificate amends and restates the Company’s existing certificate of incorporation in its entirety to, among other things: (i) authorize 200,000,000 shares of common stock; (ii) eliminate all references to the previously-existing series of preferred stock (Series A, B and C); and (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series.

(a)	Common Stock

The holders of the common stock shall have the exclusive right to vote for the election of directors and on all other matters requiring stockholder action, each outstanding share entitling the holder thereof to one vote on each matter properly submitted to the stockholders of the Company for their vote; provided, however, that, except as otherwise required by law, holders of common stock, as such, shall not be entitled to vote on any amendment to the Amended and Restated Certificate (or on any amendment to a certificate of designations of any series of preferred stock) that alters or changes the powers, preferences, rights or other terms of one or more outstanding series of preferred stock if the holders of such affected series of preferred stock are entitled to vote, either separately or together with the holders of one or more other such series, on such amendment pursuant to this Amended and Restated Certificate (or pursuant to a certificate of designations of any series of preferred stock).

Dividends may be declared and paid or set apart for payment upon the common stock out of any assets or funds of the Company legally available for the payment of dividends, but only when and as declared by the Board of Directors or any authorized committee thereof.

Upon the voluntary or involuntary liquidation, dissolution or winding up of the Company, the net assets of the Company shall be distributed pro rata to the holders of the common stock.

(b)	Preferred Stock

The Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. Our Board of Directors has the discretion to determine the rights, preferences, privileges, and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

As of June 30, 2021, the Company had 11,799,720 shares of common stock outstanding, and no dividends have been declared or paid.

(12)	Equity Incentive Plans

Stock Option Plans

In June 2021, in connection with the IPO, our 2021 Equity Incentive Plan (“2021 Plan”) became effective, which was adopted by our Board of Directors in February 2021 and our stockholders approved the 2021 Plan in March 2021. The 2021 Plan is administered by our compensation committee.  Upon the effectiveness of the 2021 Plan, no new grants will be awarded under our 2015 Stock-Based Incentive Compensation Plan.

Under the 2021 Plan, the Company may grant awards in respect of our shares of common stock to our employees and consultants and our non-employee directors pursuant to option awards, stock appreciation right, or SAR, awards, restricted stock awards, restricted stock unit, or RSU, awards, performance stock awards, performance stock unit, or PSU, awards, and other stock-based awards.

The total number of shares of common stock available for awards under the 2021 Plan is 1,111,111, provided that such number shall be automatically increased on each January 1, beginning on January 1, 2022, by 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or such lesser number of shares as determined by our Board of Directors.  The aggregate number of shares of our common stock that will be available for issuance under awards granted pursuant to the 2021 Plan shall also be increased by the number of shares underlying the portion of an award granted under our 2015 Plan that is cancelled, terminated or forfeited or lapses after the effective date of the 2021 Plan. No more than 1,111,111 shares of common stock issued under the 2021 Plan may be issued pursuant to the exercise of incentive stock options (ISO), provided that such number shall be automatically increased on each January 1, beginning on January 1, 2022, by the lesser of 4% of the outstanding number of shares of our common stock on the immediately preceding December 31 or 555,555 shares of common stock. Shares of common stock issued by us in connection with the assumption or substitution of outstanding grants or under certain stockholder approved plans from an acquired company shall not reduce the number of shares of common stock available for awards under the 2021 Plan. Shares of common stock underlying the portion of an award that is forfeited or otherwise terminated for any reason whatsoever, in any case, without the issuance of shares of common stock, will be added back to the number of shares of common stock available for grant under the 2021 Plan. No non-employee director may be granted awards under the 2021 Plan in any one calendar year covering a number of shares of common stock that have a fair market value on the grant date in excess of $350,000 in the first calendar year of such non-employee director’s initial service as a non-employee director and $200,000 in any other calendar year of such non-employee director’s service as a non-employee director.

FEMASYS INC. Notes to Financial Statements (unaudited)

Options granted under the 2021 Plan may be either ISOs or nonqualified stock options. The price at which shares of common stock may be purchased upon exercise shall be determined by the compensation committee but shall not be less than the fair market value of one share of common stock on the date of grant, or, in the case of an ISO granted to a ten-percent stockholder, less than 110% of the fair market value of a share of common stock on the date of grant. The compensation committee may grant options that have a term of up to 10 years, or, in the case of an ISO granted to a ten-percent stockholder, five years. The award agreement shall specify the exercise price, term, vesting requirements, including any performance goals, and any other terms and conditions applicable to the granted option. Unless otherwise provided in an award agreement or an effective employment, consulting, severance or similar agreement with us or a subsidiary, upon a participant’s termination of service for any reason, the unvested portion of each award of options granted generally will be forfeited with no compensation due the participant.

Activity under the stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price
Balances at December 31, 2020	743,627	$3.60
Granted	—	—
Exercised	(40,253)	2.79
Forfeited	(3,738)	8.63
Balances at June 30, 2021	699,636	$3.59

The intrinsic value of options exercised during the six months ended June 30, 2021 was $145,053. The intrinsic values represent the dollar value of the exercised stock options whereby the fair market value of the underlying common stock exceeded the exercise price of the stock option as of the exercise date.

The options outstanding and vested and currently exercisable by exercise prices as of June 30, 2021 were as follows:

Option outstanding			Options vested and exercisable
Exercise price	Outstanding (in shares)	Weighted average remaining life years	Number of options vested	Exercise price	Weighted average remaining life years
$1.71	227,780	4.72	116,669	$1.71	4.72
3.24	284,283	6.00	283,866	3.24	6.00
3.96	67,838	6.71	45,892	3.96	6.71
4.50	1,667	7.38	—	—	—
4.95	45,834	7.74	23,612	4.95	7.74
6.12	60,009	8.45	15,008	6.12	8.45
27.00	12,225	1.07	12,225	27.00	1.07
	699,636	5.89	497,272		5.80

For the three months ended June 30, 2021 and 2020, stock-based compensation expense was $58,046 and $79,480, respectively. For the six months ended June 30, 2021 and 2020, stock-based compensation expense was $130,536 and $158,304, respectively.

FEMASYS INC. Notes to Financial Statements (unaudited)

As of June 30, 2021, the remaining stock-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $358,975, which includes $155,222 of compensation expense to be recognized upon achieving a certain performance condition. For service based awards, the $203,753 of unrecognized expense is expected to be recognized over a weighted average period of 1.9 years.

Employee Stock Purchase Plan (“ESPP”)

In June 2021, in connection with the IPO, our ESPP became effective which was adopted by our Board of Directors in February 2021 and our stockholders approved the 2021 ESPP Plan in March 2021.  The ESPP is administered by our compensation committee.

The total number of shares of our common stock available for purchase under the ESPP is 166,666, provided that such number is automatically increased on January 1 of each calendar year, from January 1, 2022 through January 1, 2031 by the least of (i) 1.0% of the total number of shares of our common stock outstanding on December 31 of the immediately preceding calendar year, (ii) 222,222 shares of our common stock or (iii) a number determined by our board of directors that is less than the foregoing clauses (i) and (ii).

Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of our common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. No employee may purchase more than 12,254 shares of our common stock under the ESPP during any offering period. Unless otherwise determined by our board of directors, shares of common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of our common stock on the last date of an offering period or (ii) 85% of the fair market value of a share of our common stock on the first day of such offering period.

As June 30, 2021, no shares of our common stock have been purchased under the ESPP.

(13)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Net loss attributable to common stockholders, basic & diluted	$(1,083,059)	(1,485,451)	(2,913,291)	(3,687,178)
Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic & diluted	2,076,516	955,279	1,538,780	955,279
Net loss per share attributable to common stockholders, basic & diluted	$(0.52)	(1.55)	(1.89)	(3.86)

Since the Company was in a loss position for all periods presented, basic net loss per share attributable to common stockholders is the same as diluted net loss per share attributable to common stockholders for all periods presented as the inclusion for all potential common shares outstanding would have been anti-dilutive. The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Convertible preferred stock outstanding	—	8,116,343	—	8,116,343
Options to purchase common stock	699,636	790,308	699,636	790,308
Warrants to purchase common stock	244,572	244,572	244,572	244,572
Total potential shares	944,208	9,151,223	944,208	9,151,223

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and our final prospectus, or Prospectus, dated June 17, 2021 and filed with the U.S. Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act, on June 21, 2021 (Registration No. 333-256156). This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

We are a biomedical company focused on transforming women’s healthcare by developing novel solutions and next-generation advancements providing significant clinical impact to address severely underserved areas. Our mission is to provide women worldwide with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics. As a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 100 patents globally, in-house CMC and device manufacturing capabilities and proven ability to develop and commercialize products, we believe that we are well-positioned to become a leading company in the women’s healthcare space with solutions to address multi-billion dollar global opportunities. Our suite of products and product candidates address several large global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm. With an initial focus in the area of reproductive health, our two lead product candidates offer solutions for two ends of the spectrum: FemBloc for permanent birth control and FemaSeed as an artificial insemination infertility treatment. We believe our solutions have the potential to disrupt and grow the market segments that they address with few or no current direct competitors.

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

The following table shows our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change	% Change
Sales	$326,006	183,234	142,772	77.9%
Cost of sales	107,627	55,275	52,352	94.7%
Gross margin	218,379	127,959	90,420	70.7%
Operating expenses:
Research and development	894,868	888,701	6,167	0.7%
Sales and marketing	21,828	13,384	8,444	63.1%
General and administrative	1,051,399	543,625	507,774	93.4%
Depreciation and amortization	151,359	165,882	(14,523)	-8.8%
Total operating expenses	2,119,454	1,611,592	507,862	31.5%
Loss from operations	(1,901,075)	(1,483,633)	(417,442)	28.1%
Other income (expense):
Interest income, net	144	1,620	(1,476)	-91.1%
Other income	821,515	—	821,515	100.0%
Interest expense	(3,643)	(3,438)	(205)	6.0%
Total other income (expense)	818,016	(1,818)	819,834	-45095.4%
Loss before income taxes	(1,083,059)	(1,485,451)	402,392	-27.1%
Income tax expense	—	—	—	0.0%
Net loss	$(1,083,059)	(1,485,451)	402,392	-27.1%

Sales

Sales increased by $142,772, or 77.9%, to $326,006 for the three months ended June 30, 2021 from $183,234 for the three months ended June 30, 2020. The increase was attributable to an $84,785 increase in U.S. sales and a $57,987 increase in international sales. The net increase in sales was largely attributable to the decrease in sales for the three months ended June 30, 2020 due to impacts of the COVID-19 pandemic.  U.S sales increased by 46.3% for the three months ended June 30, 2021 as compared to the same period last year and were $268,019 for the three months ended June 30, 2021 as compared to $183,234 for the three months ended June 30, 2020, representing a 42.5% increase in units sold. International sales were $57,987 for the three months ended June 30, 2021 as compared to none for the three months ended June 30, 2020.

Cost of sales and gross margin percentage

Cost of sales increased by $52,352, or 94.7%, to $107,627 for the three months ended June 30, 2021 from $55,275 for the three months ended June 30, 2020. The increase was primarily due to the increase in sales along with the sales mix between US and international sales for the three months ended June 30, 2021 compared to the same period last year as our international sales have a lower gross margin.  Gross margin percentage was 67.0% for the three months ended June 30, 2021 as compared to 69.8% for the three months ended June 30, 2020.  The decrease in gross margin percentage was primarily due to the impact of the gross margin from our international sales for the three months ended June 30, 2021 as compared to the same period last year.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended June 30,
	2021	2020
Compensation and related personnel costs	$648,148	618,808
Clinical-related costs	143,385	129,706
Material and development costs	87,272	113,042
Other costs	16,063	27,145
Total research and development expenses	$894,868	888,701

R&D expenses increased by $6,167 or 0.7%, to $894,868 for the three months ended June 30, 2021 from $888,701 for the three months ended June 30, 2020. The net increase of $6,167 consists of the $29,340 increase in compensation and related personnel costs primarily due to the increase in employer taxes on retention salaries paid, an increase of $13,679 in clinical-related costs related to our FemBloc studies, and offset by decreases of $25,770 in material and development costs due to deferring certain R&D projects and a decrease of $11,082 in other costs to preserve cash.

Sales and marketing

Sales and marketing expenses increased by $8,444 or 63.1%, to $21,828 for the three months ended June 30, 2021 from $13,384 for the three months ended June 30, 2020.

General and administrative

General and administrative expenses increased by $507,774, or 93.4%, to $1,051,399 for the three months ended June 30, 2021 from $543,625 for the three months ended June 30, 2020.   The increase was largely due to an increase of $412,076 in professional costs associated with our financing transactions and other administrative costs, mainly insurance, of $80,979.

Depreciation and amortization

Depreciation and amortization expenses decreased by $14,523, or 8.8%, to $151,359 for the three months ended June 30, 2021 from $165,882 for the three months ended June 30, 2020 primarily due to reduction of amortization expense associated with the Company’s intangible assets.

Other income (expense)

Total other income (expense) increased by $819,834 largely due to the $821,515 in other income recognized for the three months ended June 30, 2021 due to the SBA approval of our PPP loan forgiveness.

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table shows our results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change	% Change
Sales	$655,781	443,746	212,035	47.8%
Cost of sales	200,669	128,463	72,206	56.2%
Gross margin	455,112	315,283	139,829	44.4%
Operating expenses:
Research and development	1,889,890	2,239,402	(349,512)	-15.6%
Sales and marketing	44,647	250,573	(205,926)	-82.2%
General and administrative	1,943,386	1,193,817	749,569	62.8%
Depreciation and amortization	304,812	335,292	(30,480)	-9.1%
Total operating expenses	4,182,735	4,019,084	163,651	4.1%
Loss from operations	(3,727,623)	(3,703,801)	(23,822)	0.6%
Other income (expense):
Interest income, net	308	21,956	(21,648)	-98.6%
Other income	821,515	—	821,515	100.0%
Interest expense	(7,491)	(5,333)	(2,158)	40.5%
Total other income (expense)	814,332	16,623	797,709	4798.8%
Loss before income taxes	(2,913,291)	(3,687,178)	773,887	-21.0%
Income tax expense	—	—	—	0.0%
Net loss	$(2,913,291)	(3,687,178)	773,887	-21.0%

Sales

Sales increased by $212,035, or 47.8%, to $655,781 for the six months ended June 30, 2021 from $443,746 for the six months ended June 30, 2020. The increase was attributable to a $156,240 increase in U.S. sales and a $55,795 increase in international sales. The net increase in sales was largely attributable to the decrease in sales for the six months ended June 30, 2020 primarily due to the impacts of the COVID-19 pandemic.  U.S sales increased by 40.7% for the six months ended June 30, 2021 as compared to the same period last year and were $539,749 for the six months ended June 30, 2021 as compared to $383,509 for the six months ended June 30, 2020, representing a 36.8% increase in units sold. International sales increased by 92.6% for the six months ended June 30, 2021 as compared to the same period last year and were $116,032 for the six months ended June 30, 2021 as compared to $60,237 for the six months ended June 30, 2020, representing a 89.6% increase in units sold.

Cost of sales and gross margin percentage

Cost of sales increased by $72,206, or 56.2%, to $200,669 for the six months ended June 30, 2021 from $128,463 for the six months ended June 30, 2020. The increase was primarily due to the increase in sales along with the sales mix between US and international sales for the six months ended June 30, 2021 compared to the same period last year as our international sales have a lower gross margin.  Gross margin percentage was 69.4% for the six months ended June 30, 2021 as compared to 71.1% for the six months ended June 30, 2020.  The decrease in gross margin percentage was primarily due to the impact of the gross margin from our international sales for the six months ended June 30, 2021 as compared to the same period last year.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Six Months Ended June 30,
	2021	2020
Compensation and related personnel costs	$1,324,694	1,494,943
Clinical-related costs	316,859	377,594
Material and development costs	201,390	321,379
Other costs	46,947	45,486
Total research and development expenses	$1,889,890	2,239,402

R&D expenses decreased by $349,512 or 15.6%, to $1,889,890 for the six months ended June 30, 2021 from $2,239,402 for the six months ended June 30, 2020. The decrease was primarily due to the decrease of $170,249 in compensation and related personnel costs due to the reduction in staff in March 2020, a decrease of $60,735 in clinical-related costs related to our FemBloc studies and a decrease of $119,989 in material and development costs due to deferring certain R&D projects to preserve cash.

Sales and marketing

Sales and marketing expenses decreased by $205,926 or 82.2%, to $44,647 for the six months ended June 30, 2021 from $250,573 for the six months ended June 30, 2020. The decrease was primarily due to a decrease of $195,906 in compensation and related personnel costs due to the reduction in staff in March 2020 and a decrease of $9,528 in travel costs due to limited resources to support these initiatives.

General and administrative

General and administrative expenses increased by $749,569, or 62.8%, to $1,943,386 for the six months ended June 30, 2021 from $1,193,817 for the six months ended June 30, 2020. The increase was largely due to an increase of $740,734 in professional costs associated with our financing transactions.

Depreciation and amortization

Depreciation and amortization expenses decreased by $30,480, or 9.1%, to $304,812 for the six months ended June 30, 2021 from $335,292 for the six months ended June 30, 2020 primarily due to reduction of amortization expense associated with the Company’s intangible assets.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through June 30, 2021, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of June 30, 2021, we had $29,858,868 of cash and cash equivalents and an accumulated deficit of $78,115,781.

On June 14, 2021, we were notified by Georgia Primary Bank that the Paycheck Protection Program (PPP) loan in the amount of $812,500 and accrued interest of $9,015 was fully forgiven; and, as a result, we recognized $821,515 in other income in June 2021.

On June 22, 2021, we closed our initial public offering (the IPO) in which we issued and sold 2,650,000 shares of our authorized common stock. The price per share in the IPO was $13.00. Net proceeds received, after deducting underwriting discounts, commissions, and legal expenses, were $31,613,500.  Offering costs incurred by the Company were $1,591,144, which excludes legal expenses incurred by our underwriters of $425,000. Immediately prior to the closing of the IPO, all our shares of our convertible Series A preferred stock and our redeemable convertible Series B and Series C preferred stock automatically converted into 8,116,343 shares of common stock.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations at least through 2022.  Our estimate as to how long we expect the net proceeds from this offering, together with our existing cash and cash equivalents, to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

Our cash and cash equivalents as of June 30, 2021 will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates.  However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

Cash Flows

Comparison of the Six Months Ended June 30, 2021 and 2020

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(3,881,381)	(2,802,983)
Net cash (used in) provided by investing activities	(12,512)	971,974
Net cash provided by financing activies	30,430,535	866,099
Net change in cash and cash equivalents	$26,536,642	(964,910)

Operating activities

For the six months ending June 30, 2021, cash used in operating activities was $3,881,381, attributable to a net loss of $2,913,291, a net change in our net operating assets and liabilities of $775,213, and non-cash charges of $192,877. Net non-cash charges consisted of $821,515 in PPP loan forgiveness offset by $130,536 in stock-based compensation, $304,812 in depreciation and amortization, and $193,290 in right-of-use amortization. The change in our net operating assets and liabilities was primarily due to a net decrease in accounts payable and accrued expenses of $852,014, a decrease of $210,045 in lease liabilities, and offset by a decrease in other assets of $329,461.

For the six months ending June 30, 2020, cash used in operating activities was $2,802,983, attributable to a net loss of $3,687,178, and offset by a net change in our net operating assets and liabilities of $175,270 and non-cash charges of $708,925. Non-cash charges primarily consisted of $158,304 in stock-based compensation, $335,292 in depreciation and amortization, and $216,518 in right-of-use amortization. The change in our net operating assets and liabilities was primarily due to a net increase in accounts payable and accrued expenses of $245,235, a decrease in other assets of $172,504, and offset by a decrease in lease liabilities of $225,678.

Investing activities

For the six months ended June 30, 2021, cash used in investing activities for the purchase of equipment was $12,512.

For the six months ended June 30, 2020, cash provided by investing activities was $971,974, attributable to maturities of short-term investments of $1,000,000, partially offset by payments for patents and other intangible assets of $22,976 and equipment of $5,050.

Financing activities

For the six months ended June 30, 2021, cash provided by financing activities was $30,430,535, attributable to net proceeds from our IPO of $30,369,540, exercise of stock options totaling $112,145, and offset by repayments on notes payable of $40,980 and payments under lease obligations of $10,170.

For the six months ended June 30, 2020, cash provided from financing activities was $866,099, consisting of proceeds from the PPP loan of $812,500, the Economic Injury Disaster Loan Advance of $10,000, and proceeds from the exercise of stock options of $52,800, offset partially by payments under lease obligations of $9,201.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (Principal Executive Officer) and Vice President, Finance and Administration (Principal Financial Officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2021.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Vice President, Financial and Administration (Principal Financial and Accounting Officer), does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time we may be involved in legal proceedings arising in connection with our business. Based on information currently available, we believe that the amount, or range, of reasonably possible losses in connection with any pending actions against us in excess of established reserves, in the aggregate, is not material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. These risks include, but are not limited to, those described below, each of which may be relevant to an investment decision. You should carefully consider the risks described below, together with all of the other information in this Quarterly Report on Form 10-Q, including our financial statements and related notes, before investing in our common stock. The realization of any of these risks could have a significant adverse effect on our reputation, business, financial condition, results of operations and growth, and our ability to accomplish our strategic objectives. In that event, the trading price of our common stock could decline, and you may lose part or all of your investment.

Risks Related to Our Financial Position and Need for Additional Capital

We have incurred significant operating losses since inception, we expect to incur operating losses in the future and we may not be able to achieve or sustain profitability. We have limited history operating as a commercial company.

We have incurred net losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2020 and December 31, 2019, we had net losses of $6,914,992 and $11,271,948, respectively and for the six months ended June 30, 2021, we had a net loss of $2,913,291. As of June 30, 2021, we had an accumulated deficit of $78,115,781. Based on our current operating plan, our current cash and cash equivalents and revenue are expected to be sufficient to fund our ongoing operations at least through 2022. This estimate is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

To date, we have financed our operations primarily through private placements of our convertible preferred stock, amounts borrowed under a credit facility and our initial public offering. We have devoted substantially all of our resources to development activities related to our FemBloc system and FemaSeed system, including research and development and clinical and regulatory initiatives.

We expect that our operating expenses will continue to increase as we continue to build our infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our FemBloc and FemaSeed solutions to be approved to market or granted de novo classification, respectively, or to significantly penetrate existing or new markets would negatively affect our business, financial condition and results of operations.

We may need substantial additional funding and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.

Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations at least through 2022. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•	the initiation, scope, rate of enrollment, progress, success and cost of our current or future clinical trials;
•	the cost of our research and development activities;
•	the acceptance of our clinical trial data by the FDA or foreign regulatory authorities;
•	patient, physician and market acceptance of our permanent birth control system, intrauterine insemination system and women-specific medical products;
•	the cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
•	the cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
•	the cost and timing of additional regulatory clearances, de novo grants or approvals;
•	the cost and timing of establishing additional sales and marketing capabilities;
•	costs associated with any product recall that may occur;
•	the effect of competing technological and market developments;
•	the extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions; and
•	the costs of operating as a public company.

Any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds by selling additional shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock (including through the exercise by the underwriters of their option to purchase additional shares of our common stock), the issuance of such securities will result in dilution to our stockholders. Furthermore, investors purchasing any securities we may issue in the future may have rights superior to the rights of our common stock holders.

In addition, any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us.

Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third-parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce marketing, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our business, financial condition and results of operations.

Our financial results may fluctuate significantly and may not fully reflect the underlying performance of our business.

Our quarterly and annual results of operations may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, the results of any one quarter or period should not be relied upon as an indication of future performance. Our quarterly and annual financial results may fluctuate as a result of a variety of factors, many of which are outside our control and, as a result, may not fully reflect the underlying performance of our business. One such factor includes seasonal variations of sales. We may in the future experience higher sales in the fourth quarter as a result of patients having paid their annual insurance deductibles in full, thereby reducing their out-of-pocket costs.

Other factors that may cause fluctuations in our quarterly and annual results include:

•	patient and physician adoption of our FemBloc system, if approved to market;
•	patient and physician adoption of our FemaSeed system, if granted de novo classification;
•	changes in coverage policies by third-party payors that affect the reimbursement of procedures using our products;
•	unanticipated pricing pressure;
•	the hiring, retention and continued productivity of our sales representatives;
•	our ability to expand the geographic reach of our sales and marketing efforts;
•	our ability to obtain regulatory clearance or approval for any products in development or for our current products for additional indications or in additional countries outside the United States;
•	results of clinical research and trials on our existing products and products in development;
•	delays in receipt of anticipated purchase orders;
•	delays in, or failure of, component and raw material deliveries by our suppliers; and
•	positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

Because our quarterly and annual results may fluctuate, period-to-period comparisons may not be the best indication of the underlying results of our business and should only be relied upon as one factor in determining how our business is performing. These fluctuations may also increase the likelihood that we will not meet our forecasted performance, which could negatively affect the market price for our common stock.

Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to certain limitations.

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a more than 50 percentage points increase in ownership by value in its equity ownership by certain shareholders over their lowest ownership percentage within a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and its research and development credit carryforwards to offset future taxable income. Certain substantial changes in our ownership between February 2004 and December 2018 will more likely than not limit our ability to utilize the amount of our existing NOLs and research and development credit carryforwards, and if we undergo any further ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.

Risks Related to Discovery and Development

The FDA may not allow us to continue the pivotal trial for FemBloc due to safety concerns.

During the conduct of our studies for FemBloc and FemChec, misinterpretation of the FemChec test was observed and confirmed by an independent clinical events committee that resulted in a higher-than expected number of pregnancies in the clinical trials. Enrollment has been paused for the pivotal trial until FDA approves an IDE supplement to resume the study, or an IDE for a new pivotal trial. Patients are continuing to be followed for safety through 5 years. While we are currently conducting a small IDE study to evaluate the adequacy of our proposed mitigations to reduce the risk of pregnancy and improve reliance rate, and to evaluate which of the two confirmation tests (FemChec and a traditional radiology test) will be selected as the confirmation test that will be studied in our planned clinical trial to support the PMA application, we cannot be certain that FDA will permit us to initiate a new pivotal clinical study.

Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to obtain or maintain FDA approval to market and sell our FemBloc, or a granted de novo classification of FemaSeed, or if such approval or de novo classification is delayed, our business will be materially harmed.

The process of seeking regulatory approval, the grant of a de novo classification, or 510(k) clearance to market a medical device is expensive and time consuming. There can be no assurance that approval, de novo classification, or 510(k) clearance will be granted. If we are not successful in obtaining timely approval of our FemBloc device or de novo classification of FemaSeed from the FDA, we may never be able to generate significant revenue and may be forced to cease operations. We are currently seeking an IDE approval to conduct a clinical trial of the FemBloc system for female permanent birth control to support a subsequent PMA application, and we will also be submitting a request for de novo classification of the FemaSeed system for artificial insemination. The FDA approval process requires an applicant to demonstrate the safety and effectiveness based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The de novo classification process requires an applicant to demonstrate that general controls, or general and special controls, are sufficient to provide reasonable assurance of safety and effectiveness and that the probable benefits of the device outweigh the probable risks. The de novo request is supported by performance data, which may include clinical data. The FDA can delay, limit or deny approval of a device for many reasons, including:

•	we may not be able to demonstrate to the FDA’s satisfaction that our product is safe and effective for its intended use;
•	the FDA may disagree that our clinical data supports the label and use that we are seeking;
•	the FDA may disagree that the data from our preclinical studies and clinical trials is sufficient to support marketing authorization; and
•	the manufacturing process and facilities we use may not meet applicable requirements.

Obtaining approval, clearance or granted de novo classification from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional non-clinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our applications. In addition, if approved or granted approval to market, we will be required to obtain additional FDA approvals or clearances prior to making certain modification to our devices, and the FDA may revoke the approval or clearance or impose other restrictions if post-market data demonstrates safety issues or lack of effectiveness. If we are unable to obtain and maintain the necessary regulatory approvals and clearances to market our products, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Additionally, even if approved or granted de novo classification, FemBloc or FemaSeed may not be approved or a de novo classification request may not be granted for the indications that are necessary or desirable for successful commercialization or profitability.

We are substantially dependent on the FDA’s permission to market our FemBloc and FemaSeed systems, as well as market acceptance in the United States for them, and our failure to receive FDA authorization to market either the FemBloc or FemaSeed systems or the failure of them to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted substantially all of our efforts to the development of our intrauterine delivery technology that is the basis for our FemBloc and FemaSeed systems. We have not yet received authorization from the FDA to market and sell either the FemBloc nor the FemaSeed system in the United States. However, we will incur costs, including costs to build our sales force, in anticipation of FDA authorization to market these systems. If we are unable to obtain authorization from the FDA to market and sell these systems in the United States and then to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for these products. Further, because we have incurred costs prospectively in advance of FDA authorization, we would be unable to recoup these costs if the systems are not authorized for marketing by the FDA. We have other commercial products and others in development, but their revenue is currently minimal, thus, if we are unsuccessful in commercializing the FemBloc or FemaSeed systems or are unable to market the FemBloc or FemaSeed systems as a result of a quality problem, failure to maintain or obtain regulatory marketing authorizations, unexpected or serious complications or other unforeseen negative effects related to these systems or the other factors discussed in these risk factors, we would lose an additional source of revenue, and our business will be materially adversely affected.

The clinical development process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes, and our data developed in those clinical trials is subject to interpretation by FDA and foreign regulatory authorities. If clinical trials of our current FemBloc system, FemaSeed system and future products do not produce results necessary to support regulatory approval, a granted de novo classification or clearance in the United States or, with respect to our current or future products, elsewhere, we will be unable to commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.

We are currently seeking PMA approval for our permanent birth control solution and the granting of a de novo classification for our artificial insemination solution. In order to obtain PMA approval for the FemBloc system, we must conduct well-controlled clinical trials designed to assess the safety and effectiveness of the product candidate. A de novo classification request must also include data demonstrating the benefits and risks of the device, and the FDA will require clinical data on the FemaSeed system. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, institutional review boards, or IRBs, or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

Successful results of preclinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Moreover, interim results or topline results may be subject to change upon full review of the data from a clinical trial. Additionally, FDA’s approval of an IDE application permits initiation of the clinical study described in the IDE application but does not mean that FDA agrees that the study design is appropriate or that the results of the study will be sufficient to obtain marketing authorization (i.e., PMA approval, 510(k) clearance, or grant of a de novo request). The FDA may disagree with our interpretation of the data from our preclinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or effectiveness, and may require us to pursue additional preclinical studies or clinical trials, which could further delay the clearance, de novo classification, or approval of our products. The data we collect from our preclinical studies and clinical trials may not be sufficient to support FDA approval, a request for de novo classification, or clearance, and if we are unable to demonstrate the safety and effectiveness of our future products in our clinical trials, we will be unable to obtain regulatory approval, a granted de novo classification, or clearance to market our products.

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the submission to the FDA of an IDE application to commence a clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; and other clinical and regulatory events; and the obtainment of the right to affix the CE mark in the European Union. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Clinical trials are necessary to support PMA applications, certain de novo classification requests and certain 510(k) premarket notifications and may be necessary to support PMA supplements or subsequent 510(k) submissions for modified versions of our marketed devices. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The earlier clinical trials supporting the IDE for the new pivotal trial, which will be the basis for the PMA application for our FemBloc system, involved 183 patients. Adverse outcomes in the IDE approved pivotal trial or post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical trials in the future for the approval of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events during the conduct of our clinical trials that could adversely affect the costs, timing or successful completion, including:

•
we are required to submit an IDE application to FDA, which must become effective prior to commencing human clinical trials, and FDA may reject our IDE application and notify us that we may not begin investigational trials;

•	regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•
regulators and/or IRBs or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;

•
we may not reach agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•
clinical trials may produce negative or inconclusive results, or we may not agree with regulatory authorities on the interpretation of our clinical trial results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;

•
the number of subjects or patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be insufficient or slower than we anticipate, and the number of clinical trials being conducted at any given time may be high and result in fewer available patients for any given clinical trial, or patients may drop out of these clinical trials at a higher rate than we anticipate;

•	our third-party contractors, may fail to comply with regulatory requirements or meet their contractual obligations to us in a timely manner, or at all;
•	we might have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks;
•
we may have to amend clinical trial protocols or conduct additional studies to reflect changes in regulatory requirements or guidance, which we may be required to submit to an IRB and/or regulatory authorities for re-examination;

•
regulators, IRBs, or other parties may require or recommend that we or our investigators suspend or terminate clinical research for various reasons, including safety signals or noncompliance with regulatory requirements;

•	the cost of clinical trials may be greater than we anticipate;

•	clinical sites may not adhere to the clinical protocol or may drop out of a clinical trial;
•	we may be unable to recruit a sufficient number of clinical trial sites or trial subjects;
•
regulators, IRBs, or other reviewing bodies may fail to approve or subsequently find fault with our manufacturing processes for clinical and commercial supplies, the supply of devices or other materials necessary to conduct clinical trials may be insufficient, inadequate or not available at an acceptable cost, or we may experience interruptions in supply;

•	approval policies or regulations of FDA or applicable foreign regulatory authorities may change in a manner rendering our clinical data insufficient for approval; and
•	our current or future products may have undesirable side effects or other unexpected characteristics.

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations or guidelines, and are subject to oversight by these governmental agencies and IRBs at the medical institutions where the clinical trials are conducted. We have in the past and may in the future have to terminate a clinical trial site which is found through our clinical trial monitoring activities to be noncompliant with our clinical trial protocols or with applicable laws, regulations, requirements and guidelines for the conduct of our clinical trials.

In addition, clinical trials must be conducted with supplies of our devices produced in conformance with design control requirements in 21 CFR § 820.30 and stored and used by clinical trial sites in accordance with our clinical trial protocols. Furthermore, we rely on clinical trial sites to ensure the proper and timely conduct of our clinical trials and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on our CROs to support the conduct of our clinical trials in compliance with good clinical practice, or GCP, requirements. To the extent our CROs fail to help oversee the conduct the study in compliance with GCP standards or are delayed for a significant time in the execution of the trial, including achieving full enrollment, we may be affected by increased costs, program delays or both. In addition, clinical trials that are conducted in countries outside the United States may subject us to further delays and expenses as a result of increased shipment costs, additional regulatory requirements and the engagement of non-U.S. CROs, as well as expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening and medical care.

Failure can occur at any stage of clinical testing. Our clinical trials may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical and non-clinical testing in addition to those we have planned. Our failure to adequately demonstrate the safety and effectiveness of our systems or any product we may develop in the future would prevent receipt of regulatory approval, a granted de novo classification, or 510(k) clearance and, ultimately, the commercialization of that product or indication for use. Even if our future products are approved, de novo classified, or cleared in the United States, commercialization of our products in foreign countries would require approval by regulatory authorities in those countries. Approval procedures vary among jurisdictions and can involve requirements and administrative review periods different from, and greater than, those in the United States, including additional preclinical studies or clinical trials. Any of these occurrences could have an adverse effect on our business, financial condition and results of operations.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. For example, as a result of the COVID-19 pandemic, we have had slower than expected enrollment for our clinical trials. Slow enrollment in our clinical trials may lead to delays in our development timelines.

Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and effectiveness of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our products. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, we rely on clinical trial sites to ensure timely conduct of our clinical trials and, while we have entered into agreements governing their services, we are limited in our ability to compel their actual performance.

Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to confirmation, audit, and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim or preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment and treatment continues and more patient data become available or as patients from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the potential of the particular program, the likelihood of marketing approval, grant, clearance or commercialization of the particular product candidate, any marketed product, and our company in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is derived from information that is typically extensive, and you or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure.

If the interim, topline, or preliminary data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

If patients or physicians are not willing to change current practices to adopt our permanent birth control solution and women’s healthcare therapies, our products may fail to gain increased market acceptance, and our business will be adversely affected.

Our primary strategy to grow our revenue is to drive the adoption of our permanent birth control using the FemBloc system with FemChec confirmatory test, and for physicians to employ our products to treat or diagnosis their patients with reproductive disorders or cancers. Physicians may choose not to adopt our permanent birth control solution and products for women’s healthcare for a number of reasons, including:

•	lack of availability of adequate third-party payor coverage or reimbursement;
•	lack of experience with our products and with permanent birth control and sonography as treatment alternatives;
•
our inability to convince key opinion leaders to provide recommendations regarding our permanent birth control solution, or to convince physicians, patients and healthcare payors that our permanent birth control solution is an attractive alternative to surgical tubal ligation or other contraception options;

•	perceived inadequacy of evidence supporting clinical benefits, safety or cost-effectiveness of our permanent birth control solution over existing alternatives;
•	liability risks generally associated with the use of new products and procedures; and
•	the training required to use new products.

We focus our sales, marketing and training efforts primarily on obstetrical and gynecological physicians. However, physicians from other disciplines, including primary care physicians, as well as other medical professionals, such as nurse practitioners and physician assistants, are often the initial point of contact for patients with contraceptive needs. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits, patient benefits and safety profile of our permanent birth control solution is an element of increasing the adoption of our FemBloc system. If additional physicians or other medical professionals do not appreciate and recommend our permanent birth control solution for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

In addition, patients may not be able to adopt or may choose not to adopt our permanent birth control solution if, among other potential reasons, their anatomy would not allow for effective treatment with our FemBloc system, they are reluctant to receive a permanent solution to their contraceptive needs, they are worried about potential adverse effects of our permanent birth control solution, such as infection or discomfort, or they are unable to obtain adequate third-party coverage or reimbursement.

If we fail to obtain a granted de novo classification from the FDA to market and sell the FemaSeed system, or if the review of the novo classification request is delayed, we will be unable to commercially distribute and market FemaSeed in the United States.

The process of requesting de novo classification to market a medical device is expensive and time consuming. There can be no assurance that the de novo classification request will be granted. If we are not successful in obtaining timely grant of the FemaSeed system de novo classification request from the FDA, we may never be able to generate revenue. We are currently requesting de novo classification of the FemaSeed system for localized intrauterine insemination. The de novo process necessitates submitters to demonstrate that general controls, or general and special controls, are sufficient to provide reasonable assurance of safety and effectiveness and that the probable benefits of the device outweigh the probable risks. The de novo request is supported by extensive data, including, but not limited to, technical, preclinical, and often also clinical trial data. The FDA can delay, limit or deny a granted de novo classification for a device for many reasons, including:

•
we may not be able to demonstrate to the FDA’s satisfaction that general controls, or general and special controls, are sufficient to provide reasonable assurance of safety and effectiveness of our product for its intended use;

•	the FDA may disagree that the probable benefits of the device outweigh the probable risks; and
•	the FDA may disagree that the data from our manufacturing activities, preclinical studies and clinical trial are sufficient to support de novo classification.

The process of obtaining de novo classification from the FDA could result in costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submission, collect additional non-clinical data, conduct additional clinical trials or engage in other time-consuming actions, or it could simply deny our request for the de novo classification. If we are unable to obtain and maintain the necessary regulatory authorizations, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited.

If patients or physicians are not willing to change current practices to adopt our artificial insemination solution, our system may fail to gain increased market acceptance, and our business will be adversely affected.

Our primary strategy to grow our revenue is to drive the adoption of our artificial insemination solution using FemaSeed system for physicians to treat their patients with infertility. Physicians may choose not to adopt our artificial insemination solution and diagnostic device for women’s healthcare for a number of reasons, including:

•	lack of experience with our products and with intrauterine insemination and sonography as treatment alternatives;
•
our inability to convince key opinion leaders to provide recommendations regarding our artificial insemination solution, or to convince physicians and patients that our localized intrauterine insemination product is an attractive alternative to other intrauterine insemination options;

•	perceived inadequacy of evidence supporting clinical benefits, safety or cost effectiveness of our intrauterine insemination product over existing alternatives;
•	liability risks generally associated with the use of new products and procedures; and
•	the training required to use new products.

We focus our sales, marketing and training efforts initially on reproductive endocrinologist physicians with possible expansion to gynecologists who are often the initial point of contact for patients with infertility needs. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits and patient benefits of our artificial insemination solution is an element of increasing the adoption of our FemaSeed system. If additional physicians or other medical professionals do not appreciate and recommend our FemaSeed system for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our permanent birth control solution, or any other products we seek to commercialize, our commercial success may be severely hindered.

The primary customers for our products are obstetrics-gynecological physicians, related healthcare professionals, women’s healthcare provider organizations, and reproductive endocrinologists for our infertility products. Our customers typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. Many third-party payors currently cover contraceptive related procedures as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act, or, collectively, the ACA. If there are changes to the ACA related to contraceptive coverage, any decline in the amount payors will reimburse our customers could make it difficult for customers to elect choosing or to adopt our FemBloc system and could create additional pricing pressure for us. If we are forced to lower the price we charge for our product, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business. Limited third-party payors provide infertility coverage with patient cash pay often required for treatment and services.

Third-party payors, whether foreign or domestic, or governmental or commercial, are developing increasingly sophisticated methods of controlling healthcare costs. In addition, no uniform policy of coverage and reimbursement for procedures using our other products exists among third-party payors. Therefore, coverage and reimbursement for procedures using our other products can differ significantly from payor to payor. Payors continually review new and existing technologies for possible coverage and can, without notice, deny or reverse coverage for new or existing products and procedures. There can be no assurance that third-party payor policies will provide coverage for procedures in which our products are used. If we are not successful in reversing existing non-coverage policies, or if third-party payors that currently cover or reimburse our products and related procedures reverse or limit their coverage in the future, or if other third-party payors issue similar policies, this could have a material adverse effect on our business. Due to the ongoing COVID-19 pandemic, millions of Americans have lost or may lose employer-based insurance coverage, which may adversely affect our ability to commercialize our products.

Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States and in international markets. Third-party coverage and reimbursement for procedures using our products or any of our products in development for which we may receive regulatory approval may not be available or adequate in either the United States or international markets, which could have an adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

Third-party payors and physicians who do not cover or use our permanent birth control solution or other women’s healthcare devices may require additional clinical data prior to adopting or maintaining coverage of our FemBloc system.

Our success depends on physician and third-party payor acceptance of our permanent birth control solution as an effective treatment option and our other healthcare devices for women. If physicians or payors do not find our body of published clinical evidence and data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our products. Currently, most large third-party payors cover permanent birth control as part of the ACA.

In addition, the long-term effects of use of our women’s healthcare products beyond five years are not yet known. Certain physicians, hospitals and payors may prefer to see longer-term safety and efficacy data than we have produced. We cannot provide assurance that any data that we or others may generate in the future will be consistent with that observed in our existing clinical trials.

The training required for physicians to use our permanent birth control solution and artificial insemination solution could reduce the market acceptance of our products.

As with any new method or technique, physicians must undergo a thorough training program before they perform the procedure. Even after successfully completing the training program, physicians could still experience difficulty in successfully providing the solutions and, as a result, limit use of the products significantly in their practice or cease utilizing it altogether.

In addition, we may experience difficulty growing the number of physicians who complete our training program if patient demand is low, if the length of time necessary to train each physician is longer than expected, if the capacity of our sales representatives to train physicians is less than expected or if we are unable to sufficiently grow our sales organization. All of these events would lead to fewer trained physicians to provide our solutions, which could negatively affect our business, financial condition and results of operations and impair our ability to grow our business.

We currently compete and will in the future continue to compete against other companies, some of which have longer operating histories, more established products or greater resources than we do, which may prevent us from achieving increased market penetration and improved operating results.

The biomedical industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have historically dedicated, and will continue to dedicate, significant resources to promoting their products or developing new products or methods to treat women’s reproductive issues and healthcare. We consider our primary potential competition to be other biomedical companies marketing women-specific medical products. Once we have received FDA approval, we will be the only non-surgical permanent birth control solution approved for commercialization in the United States. Once we receive FDA de novo classification, we will be the only localized intrauterine insemination solution approved for commercialization in the United States. For our other FDA-cleared devices, we currently compete with one other medical device provider in the United States. We also believe other emerging businesses may be in the early stages of developing women-specific medical products. If one or more manufacturers successfully develops a product for providing permanent birth control that is more effective, better tolerated or otherwise results in better compliance by patients, or otherwise more attractive than our permanent birth control solution, sales of our FemBloc system could be significantly and adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if other companies are successful in developing devices that are approved for a broader range of indications than our permanent birth control system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations. If one or more manufacturers successfully develops a product for providing localized intrauterine insemination that is more effective or otherwise more attractive than our artificial insemination solution, sales of our FemaSeed system could be significantly and adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if other companies are successful in developing products that are approved for a broader range of indications than our intrauterine insemination system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations.

Many of the companies against which we may compete may have competitive advantages with respect to primary competitive factors in the women’s healthcare market, including:

•	greater company, product and brand recognition;
•	superior product safety, reliability and durability;
•	better quality and larger volume of clinical data;
•	more effective marketing to and education of patients and physicians;
•	more sales force experience and greater market access;
•	better product support and service;
•	more advanced technological innovation, product enhancements and speed of innovation;
•	more effective pricing and revenue strategies;
•	lower procedure costs to patients;
•	more effective reimbursement teams and strategies;
•	dedicated practice development; and
•	more effective clinical training teams.

We also compete with other biomedical companies to recruit and retain qualified sales, training and other personnel.

In addition, though there are currently no pharmacologic therapies approved to provide permanent birth control, we may in the future face competition from pharmaceutical companies that develop such therapies. We also expect to experience increased competition in the future as other companies develop and commercialize competing women-specific devices. Any of these companies may also have the competitive advantages described above.

Our long-term growth depends on our ability to enhance our permanent birth control solution, artificial insemination solution, and women-specific medical products, expand our indications and develop and commercialize additional products.

It is important to our business that we continue to enhance our permanent birth control system, intrauterine insemination system, women-specific medical products and develop and introduce new products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements will depend on several factors, including our ability to:

•	properly identify and anticipate physician and patient needs;
•	develop and introduce new products and product enhancements in a timely manner;
•	avoid infringing upon the intellectual property rights of third-parties;
•	demonstrate, if required, the safety and effectiveness of new products with data from preclinical studies and clinical trials;
•	obtain the necessary regulatory clearances, grants or approvals for expanded indications, new products or product modifications;
•	be fully FDA-compliant with marketing of new products or modified products;
•	provide adequate training to potential users of our products;
•	receive adequate coverage and reimbursement for procedures performed with our products; and
•	develop an effective and dedicated sales and marketing team.

If we are not successful in expanding our indications and developing and commercializing new products and product enhancements, our ability to increase our revenue may be impaired, which could have a material adverse effect on our business, financial condition and results of operations.

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our permanent birth control solution, artificial insemination solution, and women-specific medical products and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for our products. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our permanent birth control system, artificial insemination system and women-specific medical products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our third-party suppliers may not be able to deliver components to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

We seek to maintain sufficient levels of inventory and components in order to protect ourselves from supply interruptions. As a result, we are subject to the risk that a portion of our inventory will become obsolete or expire, which could have a material adverse effect on our earnings and cash flows due to the resulting costs associated with the inventory impairment charges and costs required to replace such inventory.

We manufacture and assemble components for our products, and a loss or degradation in performance of our manufacturing capabilities could have a material adverse effect on our business, financial condition and results of operations.

We manufacture and assemble components used in our permanent birth control system, artificial insemination system and women-specific medical products. Our ability to maintain sufficient levels of inventory for our products could be negatively affected by many factors, including our failure to accurately manage our staffing requirements or a decrease in production capabilities. Conversely, if we overestimate customer demand for our permanent birth control system, artificial insemination system and women-specific medical products, our production staff may be in excess of that needed, and this could result in excess cost, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of third-party suppliers for components for our products, as well as the sterilization of certain of our products, and a loss or degradation in performance of these suppliers could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party suppliers for the raw materials and components used in our permanent birth control system, artificial insemination system and women-specific medical products. These suppliers may be unwilling or unable to supply the necessary materials and components reliably and at the levels we anticipate or that are required by the market. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products, either because of acts of nature, or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change suppliers due to any change in or termination of our relationships with these third parties, or if our suppliers are unable to obtain the materials they need to produce our components at consistent prices or at all, we may have to make modifications or changes to our products triggering the need for additional regulatory clearances or approvals, lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.

While we believe replacement suppliers exist for all materials, components and services necessary to manufacture our products, establishing additional or replacement suppliers for any of these materials, components or services, if required, could be time-consuming and expensive, may result in interruptions in our operations and product delivery, may affect the performance specifications of our products or could require that we modify its design. Even if we are able to find replacement suppliers, we will be required to verify that the new supplier maintains facilities, procedures and operations that comply with our quality expectations and applicable regulatory requirements. Furthermore, our suppliers could require us to use alternative materials or components. Any of these events could require that we obtain a new regulatory authority approval before we implement the change, which could result in further delay and which may not be obtained at all. While we seek to maintain sufficient levels of inventory as discussed above, those inventories may not fully protect us from supply interruptions.

We have only limited supply arrangements in place with respect to certain components of our manufacturing process, and these arrangements do not extend to full commercial supply. We acquire certain key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect certain of the materials for our product candidates and other materials. If we obtain marketing approval, grant or clearance for our product candidates, we will need to establish an agreement for commercial manufacture of certain key materials with a third party.

In addition, we are dependent on a sole supplier for certain components of our manufacturing process. Our current dependence on a single supplier for these components and the challenges we may face in obtaining adequate replacements involves several risks, including limited control over pricing, availability, quality and delivery schedules, and such risks may be heightened as a result of the COVID-19 pandemic, including as a result of Biden Administration plans to utilize the Defense Production Act to ensure adequate production of certain medical supplies during the COVID-19 pandemic. Even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions. Our current and anticipated future dependence upon others for the manufacture of certain components of our product candidates or products may adversely affect our business, financial condition and results of operations.

Moreover, we rely on a third-party sterilizer for the sterilization of our products and products candidates. The failure of any third-party sterilizer to effectively sterilize our products and product candidates could result in safety risks associated with our products and product candidates and could result in patient or study subject injuries which could expose our company to product liability claims and actions. Contract sterilizers are inspected by the FDA and may be inspected by foreign regulatory authorities. Additionally, the closures and potential closures of facilities that use ethylene oxide to sterilize medical devices prior to their use may create delays or interruptions in the supply chain for our products and product candidates. Any compliance failures at any contract sterilizers we may contract with for sterilization of our products and product candidates also could create supply chain delays and interruptions and may require that we identify and contract with alternative contract sterilizers which we may not be able to do timely or on terms favorable to us. Any failures in the performance of our contract sterilizers may adversely affect our business, financial condition and results of operations.

Performance issues, service interruptions or price increases by our shipping carriers could adversely affect our business and harm our reputation and ability to provide our services on a timely basis.

Expedited, reliable shipping is essential to our operations. We rely heavily on providers of transport services for reliable and secure point-to-point transport of our products to our customers and for tracking of these shipments. Should a carrier encounter delivery performance issues such as loss, damage or destruction of any systems, it would be costly to replace such systems in a timely manner and such occurrences may damage our reputation and lead to decreased demand for our products and increased cost and expense to our business. In addition, any significant increase in shipping rates could adversely affect our operating margins and results of operations. Similarly, strikes, severe weather, natural disasters or other service interruptions affecting delivery services we use would adversely affect our ability to process orders for our products on a timely basis.

Consolidation in the healthcare industry or group purchasing organizations could lead to demands for price concessions, which may affect our ability to sell our products at prices necessary to support our current business strategies.

Healthcare costs have risen significantly over the past decade, which has resulted in or led to numerous cost reform initiatives by legislators, regulators and third-party payors. Cost reform has triggered a consolidation trend in the healthcare industry to aggregate purchasing power, which may create more requests for pricing concessions in the future. Additionally, group purchasing organizations, independent delivery networks and large single accounts may continue to use their market power to consolidate purchasing decisions for hospitals and physician practices. We expect that market demand, government regulation, third-party coverage and reimbursement policies and societal pressures will continue to change the healthcare industry worldwide, resulting in further business consolidations and alliances among our customers, which may exert further downward pressure on the prices of our products.

We have limited experience marketing and selling our women-specific medical products, and if we are unable to expand, manage and maintain our direct sales and marketing organization we may not be able to generate revenue growth.

We have limited experience marketing and selling our women-specific medical products. We currently sell our FemVue product through a very limited direct effort that targets obstetrics and gynecological physicians, reproductive endocrinologist physicians, and physician practices in the United States, including online training and new customer support, and also utilize various direct-to-patient marketing initiatives, including social media, a physician locator on a patient website, and online videos. As of June 30, 2021, two employees service our customers. Our operating results are directly dependent upon the efforts of these employees.

In order to generate future revenue growth, we plan to develop geographic scope of a direct sales organization once the FemaSeed system and subsequently FemBloc system are available in the U.S. market. Our future success will depend largely on our ability to hire, train, retain and motivate skilled sales and marketing personnel with significant industry experience and technical knowledge of related products. Because the competition for their services is high, we cannot assure you we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales and marketing personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our FemaSeed system, FemBloc system and other women-specific medical products, which could have an adverse effect on our business, financial condition and results of operations.

To successfully market and sell our permanent birth control system, artificial insemination system and women-specific medical products in markets outside of the United States, we must address many international business risks with which we have limited experience.

Our strategy is to increase our international presence in Europe, as well as, other international markets, such as Japan, which may further increase our revenue from markets outside the United States. International sales are subject to a number of risks, including:

•	difficulties in securing distribution partnerships and managing our international relationships;
•	increased competition as a result of more products and procedures receiving regulatory approval or otherwise free to market in international markets;
•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;
•	reduced or varied protection for intellectual property rights in some countries;
•	export restrictions, trade regulations, and foreign tax laws;
•	fluctuations in currency exchange rates;
•	foreign certification and regulatory clearance or approval requirements;
•	customs clearance and shipping delays;
•	political, social, and economic instability abroad, terrorist attacks, and security concerns in general;
•	preference for locally produced products;
•	potentially adverse tax consequences, including the complexities of foreign value-added tax systems;
•	the burdens of complying with a wide variety of foreign laws and different legal standards; and
•	increased financial accounting and reporting burdens and complexities.

If one or more of these risks are realized, our business, financial condition and results of operations could be adversely affected.

We plan to rely on our own direct sales force for our women-specific medical products, which may result in higher fixed costs than our competitors and may slow our ability to reduce costs in the face of a sudden decline in demand for our products.

We plan to rely on our own direct sales force in the United States and third-party distribution partners in Europe and other international countries, to market and sell our products. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical products, including sterile medical products. This risk exists even if it is approved or cleared for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our FemBloc system and FemaSeed system are designed to affect, and any future products will be designed to affect, important bodily functions and processes, such as the female reproductive system. Any side effects, manufacturing defects, misuse or abuse associated with our FemBloc system, FemaSeed system and other women-specific medical products, including sterilization failures, could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. For example, Essure, a permanent birth control system previously marketed by Bayer, involved the implant of coils into a woman’s fallopian tubes by way of a hysteroscope, where they were to permanently remain. In 2016, the FDA ordered Bayer to conduct a post-market surveillance study and required a box warning to the product labeling, which included a warning of possible perforation of the uterus and/or fallopian tubes, identification of inserts in the abdominal or pelvic cavity, persistent pain, and suspected allergic or hypersensitivity reactions. In April 2018, FDA restricted the sale and distribution of Essure. The product was removed by Bayer from all markets, including the U.S. effective December 2018. There can be no assurance that serious adverse safety concerns may not arise with the FemBloc system.

We may be subject to product liability claims if our products cause, or merely appear to have caused, patient injury or death. In addition, an injury that is caused by the activities of our suppliers, such as those who provide us with components and raw materials, or any contract sterilizer, may be the basis for a claim against us. Product liability claims may be brought against us by patients, healthcare providers or others selling or otherwise coming into contact with our products, among others. If we cannot successfully defend ourselves against product liability claims, we will incur substantial liabilities and reputational harm. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	costs of litigation;
•	distraction of management’s attention from our primary business;
•	the inability to commercialize our current and future products;
•	decreased demand for our current and future products;
•	damage to our business reputation;
•	product recalls or withdrawals from the market;
•	withdrawal of clinical trial participants;
•	substantial monetary awards to patients or other claimants; or
•	loss of sales.

While we may attempt to manage our product liability exposure by proactively recalling or withdrawing from the market any defective products, any recall or market withdrawal of our products may delay the supply of those products to our customers and may impact our reputation. We can provide no assurance that we will be successful in initiating appropriate market recall or market withdrawal efforts that may be required in the future or that these efforts will have the intended effect of preventing product malfunctions and the accompanying product liability that may result. Such recalls and withdrawals may also be used by our competitors to harm our reputation for safety or be perceived by patients as a safety risk when considering the use of our products, either of which could have a material adverse effect on our business, financial condition and results of operations.

Although we have product liability and clinical trial liability insurance that we believe is appropriate, this insurance is subject to deductibles and coverage limitations. Our current product liability insurance may not continue to be available to us on acceptable terms, if at all, and, if available, coverage may not be adequate to protect us against any future product liability claims. If we are unable to obtain insurance at an acceptable cost or on acceptable terms or otherwise protect against potential product liability claims, we could be exposed to significant liabilities. A product liability claim, recall or other claim with respect to uninsured liabilities or for amounts in excess of insured liabilities could have a material adverse effect on our business, financial condition and results of operations.

If the quality of our permanent birth control system, artificial insemination system and women-specific medical products does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.

In the course of conducting our business, we must adequately address quality issues that may arise with our permanent birth control system, artificial insemination system and women-specific medical products, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products do not live up to the expectations of physicians or patients. If the quality of our products do not meet the expectations of physicians or patients, then our brand and reputation with those physicians or patients, or our business, financial condition and results of operations, could be adversely affected.

If we choose to acquire new and complementary businesses, products or technologies, we may be unable to complete these acquisitions or to successfully integrate them in a cost-effective and non-disruptive manner.

Our success depends, in part, on our ability to continually enhance and broaden our product offerings in response to changing customer demands, competitive pressures and advances in technologies. Accordingly, although we have no current commitments with respect to any acquisition or investment, we may in the future pursue the acquisition of, or joint ventures relating to, complementary businesses, products or technologies instead of developing them ourselves. We do not know if we will be able to successfully complete any future acquisitions or joint ventures, or whether we will be able to successfully integrate any acquired business, product or technology or retain any key employees related thereto. Integrating any business, product or technology we acquire could be expensive and time-consuming, disrupt our ongoing business and distract our management. If we are unable to integrate any acquired businesses, products or technologies effectively, our business will be adversely affected. In addition, any amortization or charges resulting from the costs of acquisitions could increase our expenses.

Risks Related to Managing Growth and Employee Matters

We face risks related to health epidemics and outbreaks, including the COVID-19 pandemic, which could significantly disrupt our clinical trials, and therefore our receipt of necessary regulatory approvals, clearances or grants could be delayed or prevented.

We face risks related to health epidemics or outbreaks of communicable diseases. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, emerged in China. Since then, COVID-19 has spread to multiple countries worldwide, including the United States and member states of the European Union. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. The COVID-19 pandemic has resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. These containment measures are subject to change and the respective government authorities may tighten the restrictions at any time.

We are following, and plan to continue to follow, recommendations from federal, state and local governments regarding workplace policies, practices and procedures. In March 2020, we implemented a remote working policy for many of our employees and implemented a 30% reduction in force. We are complying with all applicable guidelines for our clinical trials, including remote clinical monitoring.  We are continuing to monitor the potential impact of the pandemic, but we cannot be certain what the overall impact will be on our business, financial condition, results of operations and prospects.

In addition, the COVID-19 pandemic is having a severe effect on the clinical trials of many device and drug candidates. Some trials have been merely delayed, while others have been cancelled. The extent to which the COVID-19 pandemic may impact our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat COVID-19. To date, we have experienced delays in patient enrollment in our clinical trials and we may continue to experience some delays in our clinical trial and delays in data collection and analysis. These delays so far have had a moderate impact, but the continued spread of COVID-19 globally and the continued identification of new variants of the SARS-CoV-2 virus could adversely impact our clinical trial operations, including our access to clinical trial sites and our ability to recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions or restrictions on our ability to travel for trial support, monitor data from our clinical trials, or to conduct clinical trials, or the ability of patients enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the outbreak may affect their ability to devote sufficient time and resources to our programs or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.

Failure of a key information technology system, process or site could have an adverse effect on our business.

We rely extensively on information technology systems to conduct our business. These systems affect, among other things, ordering and managing materials from suppliers, shipping products to customers, processing transactions, summarizing and reporting results of operations, complying with regulatory, legal or tax requirements, data security and other processes necessary to manage our business. If our systems are damaged or cease to function properly due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively compensate on a timely basis, we may experience interruptions in our operations, which could have an adverse effect on our business. Furthermore, any breach in our IT systems could lead to the unauthorized access, disclosure and use of non-public information, including information from our patient registry or other patient information, which is protected by HIPAA and other laws. Any such access, disclosure, or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, and damage to our reputation.

In addition, we accept payments for some of our sales through credit and debit card transactions, which are handled through a third-party payment processor. As a result, we are subject to a number of risks related to credit and debit card payments. As a result of these transactions, we pay interchange and other fees, which may increase over time and could require us to either increase the prices we charge for our products or experience an increase in our costs and expenses. In addition, as part of the payment processing process, we transmit our customers’ credit and debit card information to our third-party payment processor. We may in the future become subject to lawsuits or other proceedings for purportedly fraudulent transactions arising out of the actual or alleged theft of our customers’ credit or debit card information if the security of our third-party credit card payment processor is breached. We and our third-party credit card payment processor are also subject to payment card association operating rules, certification requirements and rules governing electronic funds transfers, which could change or be reinterpreted to make it difficult or impossible for us to comply. If we or our third-party credit card payment processor fail to comply with these rules or requirements, we may be subject to fines and higher transaction fees and lose our ability to accept credit and debit card payments from our customers, and there may be an adverse effect on our business.

If our facilities are damaged or become inoperable, we will be unable to continue to research, develop, manufacture and supply our products and, as a result, there will be an adverse effect on our business until we are able to secure a new facility and rebuild our inventory.

We do not have redundant facilities. We perform substantially all of our research, development, manufacturing and back office activity and maintain all our finished goods inventory in a single location in Suwanee, Georgia. Our facility, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

Our ability to maintain our competitive position depends on our ability to attract and retain senior management and other highly qualified personnel.

Our success depends in part on our continued ability to attract, retain and motivate highly qualified management, clinical and other personnel. We are highly dependent upon our management team, particularly our Chief Executive Officer and President and the rest of our senior management, and other key personnel. Although we have entered into employment letter agreements with all of our executive officers, each of them may terminate their employment with us at any time. The replacement of any of our key personnel likely would involve significant time and costs and may significantly delay or prevent the achievement of our business objectives and could therefore have an adverse effect on our business. In addition, we do carry “key person” insurance policy for our Chief Executive Officer and President that could offset potential loss of service under applicable circumstances.

Many of our employees have become or will soon become vested in a substantial amount of our common stock or a number of common stock options. Our employees may be more likely to leave us if the shares they own have significantly appreciated in value relative to the original purchase prices of the shares, or if the exercise prices of the options that they hold are significantly below the market price of our common stock, particularly after the expiration of the lock-up agreements described herein. Our future success also depends on our ability to continue to attract and retain additional executive officers and other key employees.

We will need to grow the size of our organization, and we may experience difficulties in managing this growth.

As of June 30, 2021, we had 25 full-time and two part-time employees and 11 consultants. As our development and commercialization plans and strategies develop, and as we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and FDA application preparation for our product candidates, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial and management controls, reporting systems and procedures.

Our future financial performance and our ability to commercialize any product candidates that are approved for marketing will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of legal and compliance, regulatory marketing authorization, clinical trial management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our product candidates or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and potentially commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and we intend to utilize appropriate social media in connection with our commercialization efforts following approval of our product candidates, if any. Social media practices in the biomedical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial or to report an alleged adverse event. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or the products we are marketing or developing on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, product candidates or products. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

Risks Related to Government Regulation

Our products and operations are subject to extensive government regulation and oversight both in the United States and abroad, and our failure to comply with applicable requirements could harm our business.

We and our products are subject to extensive regulation in the United States and elsewhere, including by the FDA and its foreign counterparts. The FDA and foreign regulatory authorities regulate, among other things, with respect to medical devices: design, development and manufacturing; testing, labeling, content and language of instructions for use and storage; clinical trials; product safety; establishment registration and device listing; marketing, sales and distribution; pre-market clearance and approval; complaint handling; record keeping procedures; advertising and promotion; recalls and field safety corrective actions; post-market surveillance, including reporting of deaths or serious injuries and malfunctions that, if they were to recur, would be likely to cause or contribute to death or serious injury; post-market approval studies; and product import and export.

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through periodic unannounced inspections. We do not know whether FDA will identify any areas of non-compliance in any future FDA inspections or those conducted by foreign regulatory authorities. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future approvals; withdrawals or suspensions of current approvals, resulting in prohibitions on sales of our products; and in the most serious cases, criminal penalties.

We may not receive the necessary approvals, granted de novo classifications, or clearances for our FemBloc system, FemaSeed system or future devices and expanded indications, and failure to timely obtain these regulatory approvals would adversely affect our ability to grow our business.

Our strategy is dependent on FDA approval of our FemBloc system and FDA grant of a de novo classification request for our FemaSeed system. In the United States, before we can market a new medical device, or a new use of, certain new claims for, or significant modifications to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, de novo classification under Section 513(f)(2) of the FDCA, or approval of a PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, a device that was de novo classified under section 513(f)(2) of the FDCA, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence demonstrations. The de novo classification process, which is required for our FemaSeed system, provides a pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the intended use, but for which there is no legally marketed predicate device. A de novo classification is a risk-based classification process through which devices are classified into class I or class II. Devices classified in response to a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions. In the process of obtaining PMA approval, which is required for our FemBloc system, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

Modifications to products that are approved through a PMA application generally require FDA approval. Similarly, certain modifications made to products cleared through a 510(k) or de novo classification process may require a new 510(k) clearance, or could require a new de novo classification request or even a PMA. The PMA approval, de novo classification, and the 510(k) clearance processes can be expensive, lengthy and uncertain. The FDA’s 510(k) clearance process usually takes from three to seven months, but can last longer, while the de novo classification process is usually longer and often requires a clinical trial. The process of obtaining a PMA is much more costly and uncertain than the de novo or 510(k) clearance processes and generally takes one year, or even longer, from the time the application is filed with the FDA. In addition, a PMA generally requires the performance of one or more clinical trials. Despite the time, effort and cost, a device may not be approved, granted a de novo classification, or cleared by the FDA. Any delay or failure to obtain necessary regulatory authorizations could harm our business. Furthermore, even if we are granted clearances, de novo classification requests. or approvals, they may include significant limitations on the indicated uses for the device, which may limit the market for the device.

In the United States, we are currently seeking approval of our permanent birth control system through the PMA pathway and grant of a de novo classification for our artificial insemination system. Any modification to our permanent birth control system that has not been previously approved may require us to submit a new PMA or PMA supplement and obtain FDA approval prior to implementing the change, although some modifications can be reported in an annual report or through a 30-day Notice. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. If the FDA requires us to go through a lengthier, more rigorous process for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

The FDA can delay, limit or deny approval, grant of a de novo classification or clearance of a device for many reasons, including:

•
our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses or, for a 510(k) device, that they are substantially equivalent to the predicate;

•
the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from preclinical studies or clinical trials;

•	serious and unexpected adverse device effects experienced by participants in our clinical trials;
•	the data from our preclinical studies and clinical trials may be insufficient to support approval, de novo classification or clearance where required;
•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks;
•	the manufacturing process or facilities we use may not meet applicable requirements; and
•
the potential for approval policies or regulations of the FDA or applicable foreign regulatory bodies to change significantly in a manner rendering our clinical data or regulatory filings insufficient for approval, de novo classification or clearance.

In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval, de novo classification or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new approvals, increase the costs of compliance or restrict our ability to maintain our current approval. For example, as part of the FDA Reauthorization Act, or FDARA, in 2017, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several regulatory improvements related to devices and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post-clearance and approval. Some of these proposals and reforms could impose additional regulatory requirements upon us that could delay our ability to obtain new approvals, or increase the costs of compliance.

In order to sell our products in member countries of the EEA our products currently must comply with the essential requirements of the EU Medical Devices Directive (Council Directive 93/42/EEC). Compliance with these requirements is a prerequisite to be able to affix the Conformité Européene, or CE, mark to our products, without which they cannot be sold or marketed in the EEA. To demonstrate compliance with the essential requirements we must perform a conformity assessment procedure, which varies according to the type of medical device and its classification. Except for low-risk medical devices (Class I non-sterile, non-measuring devices), where the manufacturer can issue an EC Declaration of Conformity based on a self-assessment of the conformity of its products with the essential requirements of the EU Medical Devices Directive, a conformity assessment procedure requires the intervention of an organization accredited by a member state of the EEA to conduct conformity assessments, or a notified body. Depending on the relevant conformity assessment procedure, the notified body would typically audit and examine the technical file and the quality system for the manufacture, design and final inspection of our devices. The notified body issues a certificate of conformity following successful completion of a conformity assessment procedure conducted in relation to the medical device and its manufacturer and their conformity with the essential requirements. This certificate entitles the manufacturer to affix the CE mark to its medical devices after having prepared and signed a related EC Declaration of Conformity. The EU Medical Devices Directive is being replaced by a new Medical Devices Regulation in the EEA. The new Medical Devices Regulation (Regulation (EU) 2017/745) entered into force on May 25, 2017, and is subject to a transition period during which manufacturers of medical devices must update their technical information and processes in line with the new Medical Devices Regulation. During the transition period, manufacturers may elect whether to put any new medical devices under the Directive’s regime or under the new Medical Devices Regulation. Under European law, a Regulation differs from a Directive since it, as a Regulation, is directly effective in each Member State, without the need for implementing legislation (which is required for a Directive). The new Medical Devices Regulation became applicable in May 2021, following which all manufacturers of medical devices sold in the EEA have to be compliant with the new Medical Devices Regulation. The new Medical Devices Regulation has the same basic requirements as the EU Medical Devices Directive, but is generally more stringent, especially in terms of risk classes and the oversight provided by Notified Bodies. There is also more emphasis on vigilance and post-market surveillance.

Following the UK’s departure from the EU on January 31, 2020, the UK (which comprises Great Britain and Northern Ireland) continued to follow the same regulations as the EU during a transition period which ended on December 31, 2020. Now that this transition period has ended, all medical devices must be registered with the MHRA before being placed on the Great Britain, or GB, market. There is a grace period to allow time for compliance with the new registration process, with high risk devices (i.e. Class III devices and Class IIb implantables) requiring registration by May 1, 2021, and low risk devices requiring registration later in 2021 (Class IIb and IIa devices from September 1, 2021 and Class I devices from January 1, 2022). FemVue is a Class I device and we expect FemaSeed to be a Class IIb device and FemBloc to be a Class III device. European CE marks will continue to be recognized in GB until June 30, 2023, following which a UKCA mark will be required for a medical device to be marketed in GB. The new Medical Devices Regulation will not automatically apply in GB, so the regulation of medical devices in GB may diverge from EU Regulations in future. The EU regulatory framework on medical devices will, however, continue to apply in Northern Ireland under the Northern Irish Protocol and medical devices in Northern Ireland may either carry a European CE mark or a CE UKNI mark (although devices bearing the CE UKNI marking will not be accepted on the EU market).

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EEA.

Modifications to our products may require us to obtain new PMA approvals or approvals of a PMA supplement, and if we market modified products without obtaining necessary approvals, we may be required to cease marketing or recall the modified products until required approvals are obtained.

Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, while other modifications can be reported in an annual report or through a 30-day Notice. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. For de novo classified or 510(k) cleared devices we will need to submit a new 510(k) premarket notification for any change or modification in the device that could significantly affect the safety or effectiveness of the device, or for a major change or modification in the intended use of the device. FDA may not agree with our determination whether a new 510(k) is required for a modification, in which case we may be required to cease marketing or recall the modified product until we receive 510(k) clearance.

In addition, the FDA may not approve, de novo classify, or clear our products for the indications that are necessary or desirable for successful commercialization or could require clinical trials to support any modifications. Any delay or failure in obtaining required authorizations would adversely affect our ability to introduce new or enhanced products in a timely manner, which in turn would harm our future growth.

Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions, including substantial penalties, and might require us to recall or withdraw a product from the market.

After approval for our permanent birth control system, we will be subject to ongoing and pervasive regulatory requirements governing, among other things, the manufacture, marketing, labeling, packaging, advertising, medical device reporting, sale, promotion, registration, storage, distribution and listing of devices. For example, we must submit periodic reports to the FDA as a condition of PMA approval. These reports include safety and effectiveness information about the device after its approval. Failure to submit such reports, or failure to submit the reports in a timely manner, could result in enforcement action by the FDA. Following its review of the periodic reports, the FDA might ask for additional information or initiate further investigation.

In addition, the PMA approval for our FemBloc system may be subject to several conditions of approval, including a post-market extended follow-up of the pre-market study cohort. Any failure to comply with the conditions of approval could result in the withdrawal of PMA approval and the inability to continue to market the device. Adverse outcomes in these studies could also be grounds for withdrawal of approval of the PMA.

The regulations to which we are subject are complex and have become more stringent over time. Regulatory changes could result in restrictions on our ability to continue or expand our operations, higher than anticipated costs, or lower than anticipated sales. Even after we have obtained the proper regulatory authorization to market a device, we have ongoing responsibilities under FDA regulations and applicable foreign laws and regulations. The FDA, state and foreign regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA, state or foreign regulatory authorities, which may include any of the following sanctions:

•	untitled letters or warning letters;
•	fines, injunctions, consent decrees and civil penalties;
•	recalls, termination of distribution, administrative detention, or seizure of our products;
•	customer notifications or repair, replacement or refunds;
•	operating restrictions or partial suspension or total shutdown of production;
•	delays in or refusal to grant our requests for future PMA approvals or foreign regulatory approvals of new products, new intended uses, or modifications to existing products;
•	withdrawals or suspensions of our current PMA or foreign regulatory approvals, resulting in prohibitions on sales of our products;
•	FDA refusal to issue certificates to foreign governments needed to export products for sale in other countries; and
•	criminal prosecution.

Any of these sanctions could result in higher than anticipated costs or lower than anticipated sales and have a material adverse effect on our reputation, business, financial condition and results of operations.

Our products must be manufactured in accordance with federal and state regulations, and we or any of our suppliers could be forced to recall our products or terminate production if we fail to comply with these regulations.

The methods used in, and the facilities used for, the manufacture of our products must comply with the FDA’s Quality System Regulation, or QSR, which is a complex regulatory scheme that covers good manufacturing practices for the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, and servicing of medical devices. Furthermore, we are required to verify that our suppliers and service providers maintain facilities, procedures and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations, including state wholesale distribution requirements, and various laws and regulations of foreign countries governing manufacturing.

We may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things: warning letters or untitled letters; fines, injunctions or civil penalties; suspension or withdrawal of approvals; seizures or recalls of our products; total or partial suspension of production or distribution; administrative or judicially imposed sanctions; the FDA’s refusal to grant pending or future approvals for our products; clinical holds; refusal to permit the import or export of our products; and criminal prosecution of us or our employees.

Any of these actions could significantly and negatively affect supply of our products. If any of these events occurs, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

If treatment guidelines for permanent birth control or other women healthcare treatments change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for one or more of our products.

If treatment guidelines for permanent birth control or other women healthcare treatments changes or the standard of care for any of these conditions evolve, we may need to redesign the applicable product and seek new clearances, grants or approvals from the FDA. If treatment guidelines change so that different treatments become desirable, the clinical utility of one or more of our products could be diminished and our business could be adversely affected.

The misuse or off-label use of our products may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.

Although our products are marketed for the specific treatments for which the devices were designed and our personnel are trained not to promote our products for uses outside of the FDA-approved or cleared indications for use, known as “off-label uses”, we cannot, however, prevent a physician from using our products, when in the physician’s independent professional medical judgment, he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those approved, granted or cleared by the FDA or authorized by any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

If the FDA or any foreign regulatory body determines that our promotional materials or training constitute promotion of an off-label use, it could request that we modify our training or promotional materials or subject us to regulatory or enforcement actions, including the issuance or imposition of warning letter or an untitled letter, injunction, seizure, civil fine or criminal penalties. It is also possible that other federal, state or foreign enforcement authorities might take action under other regulatory authority, such as false claims laws, if they consider our business activities to constitute promotion of an off-label use, which could result in significant penalties, including, but not limited to, criminal, civil and administrative penalties, damages, fines, disgorgement, exclusion from participation in government healthcare programs and the curtailment of our operations.

In addition, physicians may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. If our products are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. Similarly, in an effort to decrease costs, physicians may also reuse our products despite it being intended for a single use or may purchase reprocessed products from third-party reprocessors in lieu of purchasing a new product from us, which could result in product failure and liability. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend and result in sizeable damage awards against us that may not be covered by insurance.

Our products may cause or contribute to adverse medical events or be subject to failures or malfunctions that we are required to report to the FDA, and if we fail to do so, we would be subject to sanctions that could harm our reputation, business, financial condition and results of operations. The discovery of serious safety issues with our products, or a recall of our products either voluntarily or at the direction of the FDA or another governmental authority, could have a negative impact on us.

We are subject to the FDA’s medical device reporting regulations and similar foreign regulations, which require us to report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, would be likely to cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the adverse event as well as the nature of the event. We may fail to report adverse events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable adverse event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, seizure of our products or delay in clearance or approval of future products.

The FDA and foreign regulatory bodies have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health. The FDA’s authority to require a recall must be based on a finding that there is reasonable probability that the device could cause serious, adverse health consequences or death. We may also choose to voluntarily recall a product if any material deficiency is found. A government-mandated or voluntary recall by us could occur as a result of an unacceptable risk to health, component failures, malfunctions, manufacturing defects, labeling or design deficiencies, packaging defects or other deficiencies or failures to comply with applicable regulations. Product defects or other errors may occur in the future.

Depending on the corrective action we take to redress a product’s deficiencies or defects, the FDA may require, or we may decide, that we will need to obtain new clearances, grants or approvals for the device before we may market or distribute the corrected device. Seeking such clearances, grants or approvals may delay our ability to replace the recalled devices in a timely manner. Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties or civil or criminal fines.

Certain voluntary field actions are required to be reported to FDA and other regulatory authorities. Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

If we do not obtain and maintain international regulatory registrations or approvals for our products, we will be unable to market and sell our products outside of the United States.

Sales of our products outside of the United States are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we may not receive regulatory approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or marketing authorizations, if required by other countries, may be longer than that required for FDA clearance, grant or approval, and requirements for such registrations and marketing authorizations may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.

Regulatory clearance, grant or approval or clearance by the FDA does not ensure registration or marketing authorization by regulatory authorities in other countries, and registration, clearance or approval by one or more foreign regulatory authorities does not ensure registration or marketing authorization by regulatory authorities in other foreign countries or by the FDA. However, a failure or delay in obtaining registration or marketing authorization in one country may have a negative effect on the regulatory process in others.

Legislative or regulatory reforms in the United States or the European Union may make it more difficult and costly for us to obtain regulatory clearances or approvals for our products or to manufacture, market or distribute our products after clearance or approval is obtained.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, FDA regulations and guidance are often revised or reinterpreted by the FDA in ways that may significantly affect our business and our products. Any new statutes, regulations or revisions or reinterpretations of existing regulations, requirements, and regulatory processes may impose additional costs or lengthen review times of any future products or make it more difficult to obtain approval for, manufacture, market or distribute our products. We cannot determine what effect changes in regulations, statutes, legal interpretation or policies, when and if promulgated, enacted or adopted may have on our business in the future. Such changes could, among other things, require: additional testing prior to obtaining clearance, grant or approval; changes to manufacturing methods; recall, replacement or discontinuance of our products; or additional record keeping.

On April 5, 2017, the European Parliament passed the Medical Devices Regulation (Regulation 2017/745), which repeals and replaces the EU Medical Devices Directive and the EU Active Implantable Medical Devices Directive (Directive 90/385/EEC) with effect from May 26, 2021. Unlike directives, which must be implemented into the national laws of the EEA member states, the Medical Devices Regulation is directly applicable, i.e., without the need for adoption of EEA member state laws implementing them, in all EEA member states and is intended to eliminate current differences in the regulation of medical devices among EEA member States.

Once applicable, the Medical Devices Regulation will among other things:

•	strengthen the rules on placing devices on the market and reinforce surveillance once they are available;

•	establish explicit provisions on manufacturers’ responsibilities for the follow-up of the quality, performance and safety of devices placed on the market;
•	improve the traceability of medical devices throughout the supply chain to the end-user or patient through a unique identification number;
•	set up a central database to provide patients, healthcare professionals and the public with comprehensive information on products available in the EU;
•	strengthen rules for the assessment of certain high-risk devices, such as implants, which may have to undergo an additional check by experts before they are placed on the market.

Under transitional provisions, medical devices with notified body certificates issued under the Medical Devices Directive prior to May 26, 2021 may continue to be placed on the market for the remaining validity of the certificate, until May 27, 2024 at the latest. After the expiry of any applicable transitional period, only devices that have been CE marked under the Medical Device Regulation may be placed on the market in the EEA. The new requirements introduced by the Medical Devices Regulation may make it harder for us to CE mark our products and may have an effect on the way we conduct our business in the EEA.

We are subject to certain federal, state and foreign fraud and abuse laws, health information privacy and security laws and transparency laws, which, if violated, could subject us to substantial penalties. Additionally, any challenge to or investigation into our practices under these laws could cause adverse publicity and be costly to respond to, and thus could harm our business.

There are numerous U.S. federal and state, as well as foreign, laws pertaining to healthcare fraud and abuse, including anti-kickback, false claims and physician transparency laws. Our business practices and relationships with providers are subject to scrutiny under these laws. We may also be subject to privacy and security regulation related to patient, customer, employee and other third-party information by both the federal government and the states and foreign jurisdictions in which we conduct our business. The healthcare laws and regulations that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce either the referral of an individual or furnishing or arranging for a good or service, for which payment may be made, in whole or in part, under federal healthcare programs, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. The U.S. government has interpreted this law broadly to apply to the marketing and sales activities of manufacturers. Moreover, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid. On November 20, 2020, the Department of Health and Human Services’ Office of the Inspector General, or OIG, finalized further modifications to the federal Anti-Kickback Statute. Under the final rules, the OIG added safe harbor protections under the Anti-Kickback Statute for certain coordinated care and value-based arrangements among clinicians, providers, and others. These rules (with exceptions) became effective January 19, 2021. We continue to evaluate what effect, if any, these rules will have on our business;

•
the federal civil and criminal false claims laws and civil monetary penalties laws, including the federal civil False Claims Act, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid or other federal healthcare programs that are false or fraudulent. These laws can apply to manufacturers who provide information on coverage, coding, and reimbursement of their products to persons who bill third-party payers. Private individuals can bring False Claims Act “qui tam” actions, on behalf of the government and such individuals, commonly known as “whistleblowers,” may share in amounts paid by the entity to the government in fines or settlement. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•
the federal Civil Monetary Penalties Law, which prohibits, among other things, offering or transferring remuneration to a federal healthcare beneficiary that a person knows or should know is likely to influence the beneficiary’s decision to order or receive items or services reimbursable by the government from a particular provider or supplier;

•
the Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created additional federal criminal statutes that prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
the federal Physician Sunshine Act under the ACA, which require certain applicable manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, or CHIP, to report annually to the DHHS Centers for Medicare and Medicaid Services, or CMS, information related to payments and other transfers of value to physicians, which is defined broadly to include other healthcare providers and teaching hospitals, and applicable manufacturers and group purchasing organizations, to report annually ownership and investment interests held by physicians and their immediate family members. Applicable manufacturers are required to submit annual reports to CMS. Failure to submit required information may result in civil monetary penalties for all payments, transfers of value or ownership or investment interests that are not timely, accurately, and completely reported in an annual submission, and may result in liability under other federal laws or regulations. We have not, to date, submitted reports under the Physician Sunshine Act under the ACA;

•
HIPAA, as amended by the HITECH Act, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans and healthcare clearinghouses as well as their business associates that perform services for them that involve individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information without appropriate authorization, including mandatory contractual terms as well as directly applicable privacy and security standards and requirements. Failure to comply with the HIPAA privacy and security standards can result in civil monetary penalties, and, in certain circumstances, criminal penalties. State attorneys general can also bring a civil action to enjoin a HIPAA violation or to obtain statutory damages on behalf of residents of his or her state;

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry’s voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the EU General Data Protection Regulation, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; federal government price reporting laws, which may require calculations and reporting of complex pricing metrics in an accurate and timely manner to government programs; and state laws related to insurance fraud in the case of claims involving private insurers; and

•
California recently enacted the California Consumer Privacy Act, or CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act, or CPRA, was passed by California voters on November 3, 2020. The CPRA will create additional obligations with respect to processing and storing personal information that are scheduled to take effect on January 1, 2023 (with certain provisions having retroactive effect to January 1, 2022). We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance. Other U.S. states also are considering omnibus privacy legislation and industry organizations regularly adopt and advocate for new standards in these areas. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.

These laws and regulations, among other things, constrain our business, marketing and other promotional activities by limiting the kinds of financial arrangements, including sales programs, we may have with hospitals, physicians or other potential purchasers of our products. Due to the breadth of these laws, the narrowness of statutory exceptions and regulatory safe harbors available, and the range of interpretations to which they are subject, it is possible that some of our current or future practices might be challenged under one or more of these laws.

To enforce compliance with the healthcare regulatory laws, certain enforcement bodies have recently increased their scrutiny of interactions between healthcare companies and healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Responding to investigations can be time-and resource-consuming and can divert management’s attention from the business. Additionally, as a result of these investigations, healthcare providers and entities may have to agree to additional compliance and reporting requirements as part of a consent decree or corporate integrity agreement. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. Even an unsuccessful challenge or investigation into our practices could cause adverse publicity, and be costly to respond to. If our operations are found to be in violation of any of the healthcare laws or regulations described above or any other healthcare regulations that apply to us, we may be subject to penalties, including administrative, civil and criminal penalties, damages, fines, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputational harm, disgorgement and the curtailment or restructuring of our operations.

Inadequate funding for the FDA, the SEC and other government agencies, including from government shut downs, or other disruptions to these agencies’ operations, could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new product candidates to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

Separately, in response to the COVID-19 pandemic, on March 18, 2020, the FDA announced its intention to temporarily postpone routine surveillance inspections of domestic manufacturing facilities and provided guidance regarding the conduct of clinical trials, which the FDA continues to update. As of June 23, 2020, the FDA noted it was continuing to ensure timely reviews of applications for medical products during the COVID-19 pandemic in line with its user fee performance goals and conducting mission critical domestic and foreign inspections to ensure compliance of manufacturing facilities with FDA quality standards. As of July 2020, utilizing a rating system to assist in determining when and where it is safest to conduct such inspections based on data about the virus’ trajectory in a given state and locality and the rules and guidelines that are put in place by state and local governments, FDA is either continuing to, on a case-by-case basis, conduct only mission critical inspections, or, where possible to do so safely, resuming prioritized domestic inspections, which generally include pre-approval inspections. Foreign pre-approval inspections that are not deemed mission-critical remain postponed, while those deemed mission-critical will be considered for inspection on a case-by-case basis. FDA will use similar data to inform resumption of prioritized operations abroad as it becomes feasible and advisable to do so. The FDA may not be able to maintain this pace and delays or setbacks are possible in the future. Should FDA determine that an inspection is necessary for approval of a PMA, and an inspection cannot be completed during the review cycle due to restrictions on travel, FDA may issue an order denying approval of a PMA. Additionally, regulatory authorities outside the U.S. may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic and may experience delays in their regulatory activities. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Future shutdowns or other disruptions could also affect other government agencies such as the SEC, which may also impact our business by delaying review of our public filings, to the extent such review is necessary, and our ability to access the public markets.

We may be subject to, or may in the future become subject to, U.S., state, and foreign laws and regulations imposing obligations on how we collect, store and process personal information. Our actual or perceived failure to comply with such obligations could harm our business. Ensuring compliance with such laws could also impair our efforts to maintain and expand our customer base, and thereby decrease our revenue.

In the conduct of our business, we may at times process personal data, including health-related personal data. The U.S. federal government and various states have adopted or proposed laws, regulations, guidelines and rules for the collection, distribution, use and storage of personal information of individuals. We may also be subject to U.S. federal rules, regulations and guidance concerning data security for medical devices, including guidance from the FDA. State privacy and security laws vary from state to state and, in some cases, can impose more restrictive requirements than U.S. federal law. Where state laws are more protective, we must comply with the stricter provisions. In addition to fines and penalties that may be imposed for failure to comply with state law, some states also provide for private rights of action to individuals for misuse of personal information.

The EU also has laws and regulations dealing with the collection, use and processing of personal data obtained from individuals in the EU, which are often more restrictive than those in the United States and which restrict transfers of personal data to the United States unless certain requirements are met. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules are constantly under scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, transferring personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme was declared invalid. In July 2016 the European Commission adopted the U.S.-EU Privacy Shield Framework which replaces the Safe Harbor Scheme. However, this Framework is under review and there is currently litigation challenging other EU mechanisms for adequate data transfers (i.e., the standard contractual clauses). It is uncertain whether the Privacy Shield Framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S., and could be impacted by changes in law as a result of a future review of these transfer mechanisms by European regulators under the EU General Data Protection Regulation, or GDPR, as well as current challenges to these mechanisms in the European courts.

Any actual or perceived failure by us or the third parties with whom we work to comply with privacy or security laws, policies, legal obligations or industry standards, or any security incident that results in the unauthorized release or transfer of personally identifiable information, may result in governmental enforcement actions and investigations including by European Data Protection Authorities and U.S. federal and state regulatory authorities, fines and penalties, litigation and/or adverse publicity, including by consumer advocacy groups, and could cause our customers, their patients and other healthcare professionals to lose trust in us, which could harm our reputation and have a material adverse effect on our business, financial condition and results of operations.

The laws in the EU are under reform and from May 25, 2018 onwards, we will be subject to the requirements of the GDPR because we are processing personal data in the EU and/or offering goods to, or monitor the behavior of, individuals in the EU. The GDPR implements more stringent administrative requirements for controllers and processors of personal data, including, for example, shortened timelines for data breach notifications, limitations on retention of information, increased requirements pertaining to health data and pseudonymized (i.e., key-coded) data, additional obligations when we contract with service providers, more robust rights for individuals over their personal data. The GDPR provides that EU member states may make their own further laws and regulations limiting the processing of genetic, biometric or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. If we do not comply with our obligations under the GDPR, we could be exposed to significant fines of up to €20,000,000 or up to 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher.

Healthcare policy changes, including recently enacted legislation reforming the U.S. healthcare system, could harm our business, financial condition and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs. In March 2010, the ACA was enacted in the United States, which made a number of substantial changes in the way healthcare is financed by both governmental and private insurers. Among other ways in which it may affect our business, the ACA:

•
imposed an annual excise tax of 2.3% on any entity that manufactures or imports medical devices offered for sale in the United States, with limited exceptions (described in more detail below), although the effective rate paid may be lower. Through a series of legislative amendments, the tax was suspended for 2016 through 2019. Absent further legislative action, the device excise tax was to be reinstated on medical device sales starting January 1, 2020. The Further Consolidated Appropriations Act, 2020 H.R. 1865 (Pub.L.116-94), signed into law on December 20, 2019, has repealed the medical device excise tax previously imposed by Internal Revenue Code section 4191. Prior to the repeal, the tax was on a 4-year moratorium. As a result of the repeal and the prior moratorium, sales of taxable medical devices after December 31, 2015, are not subject to the tax. It is impossible to determine whether similar taxes could be instated in the future;

•	established a new Patient-Centered Outcomes Research Institute to oversee and identify priorities in comparative clinical efficacy research in an effort to coordinate and develop such research;
•
implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models; and

•	expanded the eligibility criteria for Medicaid programs.

We do not yet know the full impact that the ACA will have on our business. The taxes imposed by the ACA and the expansion in the government’s role in the U.S. healthcare industry may result in decreased profits to us, lower reimbursement by payors for our permanent birth control system and women-specific medical devices, and/or reduced medical procedure volumes, all of which may have a material adverse effect on our business, financial condition and results of operations. Some of the provisions of the ACA have yet to be fully implemented, while certain provisions have been subject to judicial and Congressional challenges. Congress has considered legislation that would repeal or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, two bills affecting the implementation of certain taxes under the ACA have been signed into law. The Tax Cuts and Jobs Act of 2017, or Tax Act, includes a provision that decreased the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year, commonly referred to as the “individual mandate,” to $0, effective January 1, 2019. On December 14, 2018, a federal district court in Texas ruled the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional, and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case, and held oral arguments on November 10, 2020. Although the Biden Administration has reconsidered the position of the government on the constitutionality of the individual mandate and the severability of the provision from the remainder of the ACA and has officially notified the United States Supreme Court in this regard, pending a decision, the ACA remains in effect, but it is unclear at this time what effect these developments will have on the status of the ACA.

Further, on January 20, 2017, former President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, former President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. The Trump administration concluded that cost-sharing reduction, or CSR, payments to insurance companies required under the ACA have not received necessary appropriations from Congress and announced that it will discontinue these payments immediately until those appropriations are made. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. On August 14, 2020, the U.S. Court of Appeals for the Federal Circuit ruled in two separate cases that the federal government is liable for the full amount of unpaid CSRs for the years preceding and including 2017. For CSR claims made by health insurance companies for years 2018 and later, further litigation will be required to determine the amounts due, if any. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On April 27, 2020, the United States Supreme Court reversed the U.S. Court of Appeals for the Federal Circuit’s decision and remanded the case to the U.S. Court of Federal Claims, concluding the government has an obligation to pay these risk corridor payments under the relevant formula. It is unclear what impact these rulings will have on our business. In addition, CMS published a final rule that would give states greater flexibility as of 2020 in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, as well as subsequent legislation, these reductions have been suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic, unless additional Congressional action is taken.  On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physicians’ participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

We expect additional state and federal healthcare policies and reform measures to be adopted in the future, any of which could limit reimbursement for healthcare products and services or otherwise result in reduced demand for our FemBloc system or additional pricing pressure and have a material adverse effect on our industry generally and on our customers. Any changes of, or uncertainty with respect to, future coverage or reimbursement rates could affect demand for our FemBloc system, which in turn could impact our ability to successfully commercialize our FemBloc system and could have a material adverse effect on our business, financial condition and results of operations.

Our business involves the use of hazardous materials and we must comply with environmental laws and regulations, which may be expensive and restrict how we do business.

Our manufacturer activities involve the controlled storage, use and disposal of hazardous materials and are subject to federal, state, local and foreign laws and regulations governing the use, generation, manufacture, storage, handling and disposal of these hazardous materials. We currently carry no insurance specifically covering environmental claims relating to the use of hazardous materials. Although we believe the safety procedures for handling and disposing of these materials and waste products comply with the standards prescribed by these laws and regulations, we cannot eliminate the risk of accidental injury or contamination from the use, storage, handling or disposal of hazardous materials. In the event of an accident, state or federal or other applicable authorities may curtail our use of these materials and interrupt our business operations which could adversely affect our business.

We are subject to anti-bribery, anti-corruption, and anti-money laundering laws, including the U.S. Foreign Corrupt Practices Act, as well as export control laws, customs laws, sanctions laws and other laws governing our operations. If we fail to comply with these laws, we could be subject to civil or criminal penalties, other remedial measures and legal expenses, which could adversely affect our business, results of operations and financial condition.

As we grow our international presence and global operations, we will be increasingly exposed to trade and economic sanctions and other restrictions imposed by the United States, the European Union and other governments and organizations. The U.S. Departments of Justice, Commerce, State and Treasury and other federal agencies and authorities have a broad range of civil and criminal penalties they may seek to impose against corporations and individuals for violations of economic sanctions laws, export control laws, the U.S. Foreign Corrupt Practices Act, or the FCPA, and other federal statutes and regulations, including those established by the Office of Foreign Assets Control, or OFAC. In addition, the U.K. Bribery Act of 2010, or the Bribery Act, prohibits both domestic and international bribery, as well as bribery across both private and public sectors. An organization that “fails to prevent bribery” by anyone associated with the organization can be charged under the Bribery Act unless the organization can establish the defense of having implemented “adequate procedures” to prevent bribery. Under these laws and regulations, as well as other anti-corruption laws, anti-money laundering laws, export control laws, customs laws, sanctions laws and other laws governing our operations, various government agencies may require export licenses, may seek to impose modifications to business practices, including cessation of business activities in sanctioned countries or with sanctioned persons or entities and modifications to compliance programs, which may increase compliance costs, and may subject us to fines, penalties and other sanctions. A violation of these laws or regulations would negatively affect our business, financial condition and results of operations.

We have implemented policies and procedures that are designed to ensure compliance by us and our directors, officers, employees, representatives, consultants and agents with the FCPA, OFAC restrictions, the Bribery Act and other export control, anti-corruption, anti-money-laundering and anti-terrorism laws and regulations. We cannot assure you, however, that our policies and procedures are or will be sufficient or that directors, officers, employees, representatives, consultants and agents have not engaged and will not engage in conduct for which we may be held responsible, nor can we assure you that our business partners have not engaged and will not engage in conduct that could materially affect their ability to perform their contractual obligations to us or even result in our being held liable for such conduct. Violations of the FCPA, OFAC restrictions, the Bribery Act or other export control, anti-corruption, anti-money laundering and anti-terrorism laws or regulations may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could have a material adverse effect on our business, financial condition and results of operations.

We bear the risk of warranty claims on our products.

We bear the risk of warranty claims on our products. We may not be successful in claiming recovery under any warranty or indemnity provided to us by our suppliers or vendors in the event of a successful warranty claim against us by a customer or that any recovery from such vendor or supplier would be adequate. In addition, warranty claims brought by our customers related to third-party components may arise after our ability to bring corresponding warranty claims against such suppliers expires, which could result in costs to us.

Risks Related to Intellectual Property Matters

If we are unable to adequately protect our intellectual property rights, or if we are accused of infringing on the intellectual property rights of others, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

Our commercial success will depend in part on our success in obtaining and maintaining issued patents, trademarks and other intellectual property rights in the United States and elsewhere and protecting our proprietary technology. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have, which could harm our business and ability to achieve profitability.

We own numerous issued patents and pending patent applications that relate to our permanent birth control system, intrauterine insemination system, and women-specific medical products. As of June 30, 2021, we owned 36 issued U.S. patents and 96 issued foreign patents, 11 pending U.S. patent applications and 31 pending foreign patent applications. These issued patents, and any patents granted from such applications, are expected to expire between 2022 and 2044, without taking potential patent term extensions or adjustments into account.

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our permanent birth control system, intrauterine insemination system and women-specific medical products, and any additional features we develop for our products. Other parties may have developed technologies that may be related or competitive to our permanent birth control system, intrauterine insemination system and women-specific medical products, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors could purchase our permanent birth control system, intrauterine insemination system, and women-specific medical products and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our patents, or develop and obtain patent protection for more effective technologies, designs or methods. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our FemBloc system or FemaSeed system are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights.

The degree of future protection for our proprietary rights is uncertain, and we cannot ensure that:

•	any of our patents, or any of our pending patent applications, if issued, will include claims having a scope sufficient to protect our FemBloc system and FemaSeed system;
•	any of our pending patent applications will issue as patents;
•	we will be able to successfully commercialize our products on a substantial scale, if approved, before our relevant patents we may have expire;
•	we were the first to make the inventions covered by each of our patents and pending patent applications;
•	we were the first to file patent applications for these inventions;
•	others will not develop similar or alternative technologies that do not infringe our patents; any of our patents will be found to ultimately be valid and enforceable;
•	any patents issued to us will provide a basis for an exclusive market for our commercially viable products, will provide us with any competitive advantages or will not be challenged by third parties;
•	we will develop additional proprietary technologies or products that are separately patentable; or
•	our commercial activities or products will not infringe upon the patents of others.

We rely, in part, upon unpatented trade secrets, unpatented know-how and continuing technological innovation to develop and maintain our competitive position, which we seek to protect, in part, by confidentiality agreements with our employees and consultants. We also have agreements with our employees and consultants that obligate them to assign their inventions to us and have non-compete agreements with some, but not all, of our consultants. It is possible that technology relevant to our business will be independently developed by a person that is not a party to such an agreement. Furthermore, if the employees and consultants who are parties to these agreements breach or violate the terms of these agreements, we may not have adequate remedies for any such breach or violation, and we could lose our trade secrets through such breaches or violations. Further, our trade secrets could otherwise become known or be independently discovered by our competitors.

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the United States Patent and Trademark Office, or USPTO, and various governmental patent agencies outside of the United States in several stages over the lifetimes of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Under the terms of some of our licenses, we do not have the ability to maintain or prosecute patents in the portfolio, and must therefore rely on third parties to comply with these requirements.

Litigation or other proceedings or third-party claims of intellectual property infringement could require us to spend significant time and money and could prevent us from developing or selling our products or affect our stock price.

Our commercial success will depend in part on not infringing the patents or violating the other proprietary rights of others. Significant litigation regarding patent rights occurs in our industry. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our products. We do not always conduct independent reviews of patents issued to third parties. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived, so there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Third parties may, in the future, assert claims that we are employing their proprietary technology without authorization, including claims from competitors or from non-practicing entities that have no relevant product revenue and against whom our own patent portfolio may have no deterrent effect. As we continue to commercialize our products in their current or updated forms, launch new products and enter new markets, we expect competitors may claim that one or more of our products infringe their intellectual property rights as part of business strategies designed to impede our successful commercialization and entry into new markets. The large number of patents, the rapid rate of new patent applications and issuances, the complexities of the technology involved, and the uncertainty of litigation may increase the risk of business resources and management’s attention being diverted to patent litigation. We have, and we may in the future, receive letters or other threats or claims from third parties inviting us to take licenses under, or alleging that we infringe, their patents.

Moreover, we may become party to future adversarial proceedings regarding our patent portfolio or the patents of third parties. Such proceedings could include supplemental examination or contested post-grant proceedings such as review, reexamination, inter parties review, interference or derivation proceedings before the U.S. Patent and Trademark Office and challenges in U.S. District Court. Patents may be subjected to opposition, post-grant review or comparable proceedings lodged in various foreign, both national and regional, patent offices. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. We may also occasionally use these proceedings to challenge the patent rights of others. We cannot be certain that any particular challenge will be successful in limiting or eliminating the challenged patent rights of the third party.

Any lawsuits resulting from such allegations could subject us to significant liability for damages and invalidate our proprietary rights. Any potential intellectual property litigation also could force us to do one or more of the following:

•	stop making, selling or using products or technologies that allegedly infringe the asserted intellectual property;
•
lose the opportunity to license our technology to others or to collect royalty payments based upon successful protection and assertion of our intellectual property rights against others; incur significant legal expenses;

•	pay substantial damages or royalties to the party whose intellectual property rights we may be found to be infringing;
•	pay the attorney’s fees and costs of litigation to the party whose intellectual property rights we may be found to be infringing;
•	redesign those products that contain the allegedly infringing intellectual property, which could be costly, disruptive and infeasible; and
•
attempt to obtain a license to the relevant intellectual property from third parties, which may not be available on reasonable terms or at all, or from third parties who may attempt to license rights that they do not have.

Any litigation or claim against us, even those without merit, may cause us to incur substantial costs, and could place a significant strain on our financial resources, divert the attention of management from our core business and harm our reputation. If we are found to infringe the intellectual property rights of third parties, we could be required to pay substantial damages (which may be increased up to three times of awarded damages) and/or substantial royalties and could be prevented from selling our products unless we obtain a license or are able to redesign our products to avoid infringement. Any such license may not be available on reasonable terms, if at all, and there can be no assurance that we would be able to redesign our products in a way that would not infringe the intellectual property rights of others. We could encounter delays in product introductions while we attempt to develop alternative methods or products. If we fail to obtain any required licenses or make any necessary changes to our products or technologies, we may have to withdraw existing products from the market or may be unable to commercialize one or more of our products.

In addition, we generally indemnify our customers with respect to infringement by our products of the proprietary rights of third parties. Third parties may assert infringement claims against our customers. These claims may require us to initiate or defend protracted and costly litigation on behalf of our customers, regardless of the merits of these claims. If any of these claims succeed or settle, we may be forced to pay damages or settlement payments on behalf of our customers or may be required to obtain licenses for the products they use. If we cannot obtain all necessary licenses on commercially reasonable terms, our customers may be forced to stop using our products.

Third parties may assert ownership or commercial rights to inventions we develop.

Third parties may in the future make claims challenging the inventorship or ownership of our intellectual property. We may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to resolve an ownership dispute, and if we are not successful, we may be precluded from using certain intellectual property or may lose our exclusive rights in that intellectual property. Either outcome could harm our business and competitive position. If we are unable to protect the confidentiality of our trade secrets, our business and competitive position could be harmed.

In addition to patent protection, we also rely upon copyright and trade secret protection, as well as non-disclosure agreements and invention assignment agreements with our employees, consultants and third parties, to protect our confidential and proprietary information. In addition to contractual measures, we try to protect the confidential nature of our proprietary information using commonly accepted physical and technological security measures. Such measures may not, for example, in the case of misappropriation of a trade secret by an employee or third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee or consultant from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully. Unauthorized parties may also attempt to copy or reverse engineer certain aspects of our products that we consider proprietary. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret can be difficult, expensive and time-consuming, and the outcome is unpredictable. Even though we use commonly accepted security measures, trade secret violations are often a matter of state law, and the criteria for protection of trade secrets can vary among different jurisdictions. In addition, trade secrets may be independently developed by others in a manner that could prevent legal recourse by us. If any of our confidential or proprietary information, such as our trade secrets, were to be disclosed or misappropriated, or if any such information was independently developed by a competitor, our business and competitive position could be harmed.

We may be unable to enforce our intellectual property rights throughout the world.

The laws of some foreign countries do not protect intellectual property rights to the same extent as the laws of the United States. Many companies have encountered significant problems in protecting and defending intellectual property rights in certain foreign jurisdictions. This could make it difficult for us to stop infringement of our foreign patents, if obtained, or the misappropriation of our other intellectual property rights. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, some countries limit the enforceability of patents against third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. Patent protection must ultimately be sought on a country-by-country basis, which is an expensive and time-consuming process with uncertain outcomes. Accordingly, we may choose not to seek patent protection in certain countries, and we will not have the benefit of patent protection in such countries.

Proceedings to enforce our patent rights in foreign jurisdictions could result in substantial costs and divert our efforts and attention from other aspects of our business. Accordingly, our efforts to protect our intellectual property rights in such countries may be inadequate. In addition, changes in the law and legal decisions by courts in the United States and foreign countries may affect our ability to obtain adequate protection for our technology and the enforcement of our intellectual property.

Third parties may assert that our employees or consultants have wrongfully used or disclosed confidential information or misappropriated trade secrets.

We employ individuals who previously worked with other companies, including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed intellectual property or personal data, including trade secrets or other proprietary information, of a former employer or other third party. Litigation may be necessary to defend against these claims. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

Recent changes in U.S. patent laws could diminish the value of patents in general and may limit our ability to obtain, defend and/or enforce our patents.

Recent patent reform legislation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith America Invents Act, or the Leahy-Smith Act, includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted and also affect patent litigation. The U.S. Patent and Trademark Office recently developed new regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act, and in particular, the first to file provisions, which became effective on March 16, 2013. The first to file provisions limit the rights of an inventor to patent an invention if not the first to file an application for patenting that invention, even if such invention was the first invention. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business.

However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the enforcement and defense of our issued patents. For example, the Leahy-Smith Act provides that an administrative tribunal known as the Patent Trial and Appeals Board, or PTAB, provides a venue for challenging the validity of patents at a cost that is much lower than district court litigation and on timelines that are much faster. Although it is not clear what, if any, long-term impact the PTAB proceedings will have on the operation of our business, the initial results of patent challenge proceedings before the PTAB since its inception in 2013 have resulted in the invalidation of many U.S. patent claims. The availability of the PTAB as a lower-cost, faster and potentially more potent tribunal for challenging patents could increase the likelihood that our own patents will be challenged, thereby increasing the uncertainties and costs of maintaining and enforcing them.

Patent terms may be inadequate to protect our competitive position on our products for an adequate amount of time.

Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire shortly after such candidates are commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents. In the United States, the Drug Price Competition and Patent Term Restoration Act of 1984 permits a patent term extension of up to five years beyond the normal expiration of the patent, which is limited to the approved indication (or any additional indications approved during the period of extension). However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request.

If our trademarks and trade names are denied by regulatory authorities or are not adequately protected, we may not be able to build name recognition in our markets of interest and our business may be adversely affected.

We rely on our trademarks and trade names to distinguish our products from the products of our competitors, and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved in a timely manner or at all. During the trademark registration process, we may receive office actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome them. Our registered or unregistered trademarks or trade names may be denied by other regulatory authorities or challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may be unable to use these trademarks and trade names or protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks similar to ours in different jurisdictions, or have senior rights to ours, it could interfere with our use of our current trademarks throughout the world. If we are required to use an alternative trademark, any goodwill and recognition that we have built for these trademarks would be lost. If any party infringes any of the trademarks on which we rely, enforcing those trademarks may be difficult, costly, time-consuming and ultimately unsuccessful.

Risks Related to Our Common Stock

We are a “smaller reporting company” and an “emerging growth company” and the reduced disclosure requirements applicable to “smaller reporting companies” may make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an emerging growth company until the earlier of (i) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeded $700.0 million as of our most recently completed second fiscal quarter and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

An emerging growth company may take advantage of specified reduced reporting requirements and other burdens that are otherwise applicable generally to public companies. These provisions include:

•
being permitted to present only two years of audited financial statements and only two years of related Management’s discussion and analysis of financial condition and results of operations in our Annual Report on Form 10-K;

•	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
•	an exemption from compliance with any new requirements adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotations;
•	reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements; and
•	exemptions from the requirement to hold a nonbinding advisory vote on executive compensation and to obtain stockholder approval of any golden parachute payments not previously approved.

We may elect to take advantage of reduced reporting requirements in our public filings. As a result, the information that we provide to our investors may be different from the information you might receive from other public reporting companies that are not emerging growth companies in which you hold equity interests. The JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards applicable to public companies until those standards would otherwise apply to private companies. We have elected not to take advantage of such extended transition period, which means that we will adopt a new standard when it is issued or revised.

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company if either (i) the market value of our shares held by non-affiliates is less than $250.0 million or (ii) our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our shares held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report on internal control over financial reporting issued by our independent registered public accounting firm.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of us, which may be beneficial to our stockholders, more difficult and may prevent attempts by our stockholders to replace or remove our current management.

Provisions in our amended and restated certificate of incorporation and our amended and restated bylaws may delay or prevent an acquisition of us or a change in our management. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include:

•	a prohibition on actions by our stockholders by written consent;
•	advance notice requirements for election to our board of directors and for proposing matters that can be acted upon at stockholder meetings;
•	a requirement that directors may only be removed “for cause”;
•	a requirement that only the board of directors may change the number of directors and fill vacancies on the board;
•	division of our board of directors into three classes, serving staggered terms of three years each; and
•	the authority of the board of directors to issue preferred stock with such terms as the board of directors may determine.

Moreover, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, as amended, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner. These provisions would apply even if the proposed merger or acquisition could be considered beneficial by some stockholders.

Our directors, officers and principal stockholders have significant voting power and may take actions that may not be in the best interests of our other stockholders.

Our officers, directors and principal stockholders each holding more than 5% of our common stock, if they act together, may be able to control the management and affairs of our Company and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets, and might affect the prevailing market price of our common stock due to investors’ perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

We have and will incur significant additional costs as a result of being a public company, which may adversely affect our business, financial condition and results of operations.

We expect to incur costs associated with corporate governance requirements that are applicable to us as a public company, including rules and regulations of the SEC, under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and the Exchange Act, as well as the rules of Nasdaq. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time-consuming. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. Accordingly, increases in costs incurred as a result of becoming a publicly traded company may adversely affect our business, financial condition and results of operations.

We are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our Company and, as a result, the value of our common stock.

To comply with the requirements of being a public company, we will need to undertake various actions, including implementing new internal controls and procedures and hiring new accounting or internal audit staff. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to develop and refine our disclosure controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that information required to be disclosed in reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is accumulated and communicated to our principal executive and financial officers. Our current controls and any new controls that we develop may become inadequate and weaknesses in our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls when we become subject to this requirement could negatively affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we may be required to include in our periodic reports we will file with the SEC under Section 404 of the Sarbanes-Oxley Act, harm our operating results, cause us to fail to meet our reporting obligations or result in a restatement of our prior period financial statements. In the event that we are not able to demonstrate compliance with the Sarbanes-Oxley Act, that our internal control over financial reporting is perceived as inadequate or that we are unable to produce timely or accurate financial statements, investors may lose confidence in our operating results and the price of our common stock could decline. In addition, if we are unable to continue to meet these requirements, we may be unable to remain listed on Nasdaq.

We have identified material weaknesses in our internal control over financial reporting and if our remediation of such material weaknesses is not effective, or if we fail to develop and maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable laws and regulations could be impaired.

In the course of preparing our financial statements for fiscal years 2020 and 2019, we identified material weaknesses in our internal control over financial reporting. The material weakness had not been remediated as of December 31, 2020. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses identified that we did not have formalized financial reporting processes and policies in place to ensure that risks are properly assessed, controls are properly designed, and internal controls are properly monitored, including the proper review and approval of journal entries. We have concluded that this material weakness arose because, as a private company, we did not have the necessary business processes, personnel and related internal controls necessary to satisfy the accounting and financial reporting requirements of a public company.

To address our material weakness, we will need to add personnel as well as implement additional financial processes. We intend to continue to take steps to remediate the material weaknesses described above through hiring additional qualified accounting and financial reporting personnel, further evolving our accounting processes, and by monitoring our controls. We will not be able to fully remediate these material weaknesses until these steps have been completed and have been operating effectively for a sufficient period of time.

Furthermore, we cannot assure you that any actions we may take in the future, will be sufficient to remediate the control deficiencies that led to our material weaknesses in our internal control over financial reporting or that they will prevent or avoid potential future material weaknesses. Our current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods.

Our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting until after we are no longer an “emerging growth company” as defined in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed, or operating. Any failure to implement and maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting that we will eventually be required to include in our periodic reports that are filed with the SEC. Ineffective disclosure controls and procedures and internal control over financial reporting could also cause investors to lose confidence in our reported financial and other information, which would likely have a negative effect on the trading price of our common stock. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the Nasdaq Capital Market.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for state law claims for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty or other wrongdoing by any of our directors, officers, employees or agents to us or our stockholders, (iii) any action asserting a claim arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or amended and restated bylaws or (iv) any action asserting a claim governed by the internal affairs doctrine , or the Delaware Forum Provision. The Delaware Forum Provision will not apply to any causes of action arising under the Securities Act or the Exchange Act. Our amended and restated bylaws will further provide that unless we consent in writing to the selection of an alternative forum, the United States District Court for the District of Delaware will be the sole and exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or the Federal Forum Provision, as the Company is incorporated in the State of Delaware. In addition, our amended and restated bylaws will provide that any person or entity purchasing or otherwise acquiring any interest in shares of our capital stock will be deemed to have notice of and consented to the Delaware Forum Provision and the Federal Forum Provision; provided, however, that stockholders cannot and will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

We believe the Delaware Forum Provision and the Federal Forum Provision benefits us by providing increased consistency in the application of Delaware law by chancellors particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. However, this provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees and also may impose additional litigation costs on stockholders in pursuing any such claims. In addition, while the Delaware Supreme Court ruled in March 2020 that federal forum selection provisions purporting to require claims under the Securities Act be brought in federal court are “facially valid” under Delaware law, there is uncertainty as to whether other courts will enforce our Federal Forum Provision. If the Federal Forum Provision is found to be unenforceable, we may incur additional costs associated with resolving such matters. The Federal Forum Provision may also impose additional litigation costs on stockholders who assert that the provision is not enforceable or invalid. The Court of Chancery of the State of Delaware and the United States District Court for the District of Delaware may also reach different judgments or results than would other courts, including courts where a stockholder considering an action may be located or would otherwise choose to bring the action, and such judgments may be more or less favorable to us than our stockholders.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. As a result, capital appreciation, if any, of our common stock will be your sole source of gain for the foreseeable future.

General Risk Factors

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. The global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our products, and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our products. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

Our internal computer systems, or those of any of our CROs, manufacturers, other contractors, consultants, existing or future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of or destruction of our proprietary and confidential data, employee data or personal data, which could result in additional costs, significant liabilities, harm to our reputation and material disruption of our operations.

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs, other contractors, consultants, potential future collaborators and other third-party service providers are vulnerable to damage from various methods, including cybersecurity attacks, breaches, intentional or accidental mistakes or errors, or other technological failures, which can include, among other things, computer viruses, unauthorized access attempts, including third parties gaining access to systems using stolen or inferred credentials, denial-of-service attacks, phishing attempts, service disruptions, natural disasters, fire, terrorism, war and telecommunication and electrical failures. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH Act, the CCPA and GDPR), it could result in a material disruption of our product candidate development programs and our business operations and we could incur significant liabilities. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors or contractors. Notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed, ongoing or future clinical trials involving our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed and we could be subject to significant fines or penalties for any noncompliance with certain state, federal or international privacy and security laws.

Our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption, failure or security breach. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention.

Our estimates of market opportunity and forecasts of market growth or that we may provide may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business may not grow at similar rates, or at all.

Market opportunity estimates and growth forecasts that we may provide are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Estimates and forecasts relating to size and expected growth of our target market may prove to be inaccurate. Even if the markets in which we compete meet the size estimates and growth forecasts we may provide, our business may not grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

Our employees, independent contractors, consultants, commercial partners, collaborators and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, collaborators, service providers and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. If we obtain FDA approval of any of our product candidates and begin commercializing those products in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws will also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have adopted a code of business conduct and ethics and we maintain a training program, but it is not always possible to identify and deter miscoduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations.

We expect that the price of our common stock will fluctuate substantially.

The market price of our common stock is likely to be highly volatile and may fluctuate substantially due to many factors, some of which are beyond our control, including:

•
announcements of regulatory approval or disapproval of our FemBloc system or the FDA’s decision to grant or decline the de novo request for our FemaSeed system and any future approvals or clearances for enhancements to our products;

•	adverse results from or delays in clinical trials of our FemBloc system and/ or FemaSeed system;
•	unanticipated safety concerns related to the use of our FemBloc system and/ or FemaSeed system;
•	FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;
•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced medical products on a timely basis;
•	any voluntary or mandated product recalls;
•	adverse developments concerning our suppliers or any future strategic partnerships;
•	the volume and timing of sales of our products;
•	the introduction of new products or product enhancements by us or others in our industry;
•	disputes or other developments with respect to our or others’ intellectual property rights;
•	product liability claims or other litigation;
•	quarterly variations in our results of operations or those of others in our industry;
•	media exposure of our products or of those of others in our industry;
•	changes in governmental regulations or in reimbursement;
•	changes in earnings estimates or recommendations by securities analysts;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;
•	sales of substantial amounts of our stock by directors, officers or significant stockholders, or the expectation that such sales might occur;
•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;
•	additions or departures of key personnel;
•	changes in our capital structure, such as future issuances of securities and the incurrence of debt;
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•	other factors described in this “Risk Factors” section.

In recent years, the stock markets generally have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors may significantly affect the market price of our common stock, regardless of our actual operating performance.

In addition, in the past, class action litigation has often been instituted against companies whose securities have experienced periods of volatility in market price. Securities litigation brought against us following volatility in our stock price, regardless of the merit or ultimate results of such litigation, could result in substantial costs, which would hurt our financial condition and operating results and divert management’s attention and resources from our business.

Securities analysts may not publish favorable research or reports about our business or may publish no information at all, which could cause our stock price or trading volume to decline.

If a trading market for our common stock develops, the trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a newly public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

On June 17, 2021, our Registration Statement on Form S-1, as amended (Reg. No. 333-256156), was declared effective in connection with the IPO.

There has been no material change in the planned use of proceeds from our IPO as described in the Prospectus relating to that offering dated June 21, 2021.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit		Incorporated by Reference
File
Number	Description of Document	Schedule/Form	Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 22, 2021
3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-35285	3.2	June 22, 2021
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 11 day of August 2021.

FEMASYS INC.

Dated: August 11, 2021	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

By: /s/ Gary Thompson
Gary Thompson
Vice President, Finance & Administration
(Principal financial and accounting officer)