Form 10-Q
period 2021-09-30
FEMASYS INC
filed 2021-11-12
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Common stock, $0.001 par value	FEMY	The Nasdaq Capital Market

The Registrant had 11,799,720 shares of common stock, $0.001 par value, outstanding as of November 9, 2021.

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

•	our ability to hire and retain our senior management and other highly qualified personnel;

•	our ability to obtain additional financing in future offerings;

•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;

•	the timing or likelihood of regulatory filings and approvals or clearances;

•	our ability to establish and maintain intellectual property protection for our product candidates and our ability to avoid claims of infringement;

•	the volatility of the trading price of our common stock;

•	our expectations regarding the use of proceeds from this offering; and

•	our expectations about market trends.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on 10-Q entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements.  Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. The forward-looking statements contained in this Quarterly Report on 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

PART I FINANCIAL INFORMATION

ITEM 1.	Financial Statements

FEMASYS INC.
Balance Sheets
(unaudited)

Assets	September 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$27,280,309	3,322,226
Accounts receivable, net	143,459	125,790
Inventory, net	150,336	131,378
Other current assets	759,453	284,115
Total current assets	28,333,557	3,863,509
Property and equipment, at cost:
Leasehold improvements	1,155,332	1,155,332
Office equipment	99,344	64,145
Furniture and fixtures	424,947	424,947
Machinery and equipment	2,262,908	2,242,088
Construction in progress	268,226	139,150
	4,210,757	4,025,662
Less accumulated depreciation	(2,600,787)	(2,197,868)
Net property and equipment	1,609,970	1,827,794
Long-term assets:
Lease right-of-use assets, net	759,018	1,057,506
Intangible assets, net of accumulated amortization	33,046	65,069
Other long-term assets	428,933	792,440
Total long-term assets	1,220,997	1,915,015

Total assets	$31,164,524	7,606,318

(continued)

FEMASYS INC.
Balance Sheets
(unaudited)

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)	September 30, 2021	December 31, 2020
Current liabilities:
Accounts payable	$436,890	674,333
Accrued expenses	597,856	1,117,601
Clinical holdback – current portion	18,947	—
Notes payable – current portion	320,866	630,010
Lease liabilities – current portion	412,911	434,072
Other – current	32,895	32,895
Total current liabilities	1,820,365	2,888,911
Long-term liabilities:
Clinical holdback – long-term portion	155,960	164,972
Note payable – long-term portion	—	182,490
Lease liabilities – long-term portion	501,912	809,092
Other – long-term	32,895	32,895
Total long-term liabilities	690,767	1,189,449
Total liabilities	2,511,132	4,078,360
Commitments and contingencies
Redeemable convertible preferred stock:
Preferred stock, Series B, $0.001 par, none authorized, issued and outstanding as of September 30, 2021; 13,344,349 shares authorized, issued and outstanding as of December 31, 2020	—	10,748,873
Preferred stock, Series C, $0.001 par, none authorized, issued and outstanding as of September 30, 2021; 42,491,484 shares authorized, issued and outstanding as of December 31, 2020	—	44,594,813
Stockholders’ equity (deficit):
Common stock, $0.001 par, 200,000,000 authorized, 11,916,943 shares issued and 11,799,720 outstanding as of September 30, 2021; and 95,583,558 authorized, 1,110,347 shares issued and 993,124 outstanding as of December 31, 2020	11,916	1,110
Treasury stock, 117,223 shares	(60,000)	(60,000)
Preferred stock, Series A, $0.001 par, none authorized, issued and outstanding as of September 30, 2021; 17,310,609 shares authorized, and 17,210,609 shares issued and outstanding as of December 31, 2020	—	17,211
Warrants	702,492	702,492
Additional paid-in-capital	108,374,466	22,725,949
Accumulated deficit	(80,375,482)	(75,202,490)
Total stockholders’ equity (deficit)	28,653,392	(51,815,728)
Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$31,164,524	7,606,318

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	$269,581	313,208	925,362	756,954
Cost of sales	105,403	90,435	306,072	218,898
Gross margin	164,178	222,773	619,290	538,056
Operating expenses:
Research and development	1,140,577	995,620	3,030,467	3,235,022
Sales and marketing	43,284	31,010	87,931	281,583
General and administrative	1,087,363	596,778	3,030,749	1,790,595
Depreciation and amortization	144,399	164,242	449,211	499,534
Total operating expenses	2,415,623	1,787,650	6,598,358	5,806,734
Loss from operations	(2,251,445)	(1,564,877)	(5,979,068)	(5,268,678)
Other income (expense):
Interest income, net	1,649	342	1,957	22,298
Other income	—	—	821,515	—
Interest expense	(7,055)	(3,760)	(14,546)	(9,093)
Other expense	(2,850)	—	(2,850)	—
Total other income (expense)	(8,256)	(3,418)	806,076	13,205
Loss before income taxes	(2,259,701)	(1,568,295)	(5,172,992)	(5,255,473)
Income tax expense	—	—	—	—
Net loss	$(2,259,701)	(1,568,295)	(5,172,992)	(5,255,473)
Comprehensive loss:
Net loss	$(2,259,701)	(1,568,295)	(5,172,992)	(5,255,473)
Change in fair value of available for sale investments	—	—	—	(20)
Total comprehensive loss	$(2,259,701)	(1,568,295)	(5,172,992)	(5,255,493)

Net loss attributable to common stockholders, basic and diluted	$(2,259,701)	(1,568,295)	(5,172,992)	(5,255,473)
Net loss per share attributable to common stockholders, basic and diluted	$(0.19)	(1.64)	(1.04)	(5.50)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,799,720	955,649	4,996,680	955,402

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Series B and Series C Redeemable Convertible									Additional	Accumulated other		Total
	Preferred stock		Common stock		Treasury stock		Preferred stock			paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	capital	loss, net of tax	deficit	equity (deficit)
THREE MONTHS ENDED SEPTEMBER 30, 2021

Balance at June 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,341,078	$—	$(78,115,781)	$30,879,705
Issuance of common stock for cash upon exercise of options	—	—	—	—	—	—	—	—	—	—	—	—	—
Issuance of common stock in connection with IPO,net	—	—	—	—	—	—	—	—	—	—	—	—	—
Automatic conversion of preferred stock in connection with IPO	—	—	—	—	—	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	—	—	—	—	33,388	—	—	33,388
Net loss	—	—	—	—	—	—	—	—	—	—	—	(2,259,701)	(2,259,701)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,374,466	$—	$(80,375,482)	$28,653,392

NINE MONTHS ENDED SEPTEMBER 30, 2021

Balance at December 31, 2020	55,835,833	$55,343,686	1,110,347	$1,110	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,725,949	$—	$(75,202,490)	$(51,815,728)
Issuance of common stock for cash upon exercise of options	—	—	40,253	40	—	—	—	—	—	112,105	—	—	112,145
Issuance of common stock in connection with IPO,net	—	—	2,650,000	2,650	—	—	—	—	—	30,019,707	—	—	30,022,357
Automatic conversion of preferred stock in connection with IPO	(55,835,833)	(55,343,686)	8,116,343	8,116	—	—	(17,210,609)	(17,211)	—	55,352,781	—	—	55,343,686
Share-based compensation expense	—	—	—	—	—	—	—	—	—	163,924	—	—	163,924
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,172,992)	(5,172,992)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,374,466	$—	$(80,375,482)	$28,653,392

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Series B and Series C Redeemable Convertible									Additional	Accumulated other		Total
	Preferred stock		Common stock		Treasury stock		Preferred stock			paid-in	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	capital	loss, net of tax	deficit	equity (deficit)
THREE MONTHS ENDED SEPTEMBER 30, 2020

Balance at June 30, 2020	55,835,833	$55,343,686	1,072,569	$1,072	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,465,251	$—	$(71,974,676)	$(48,848,650)
Issuance of common stock for cash upon exercise of options	—	—	556	1	—	—	—	—	—	2,749	—	—	2,750
Share-based compensation expense	—	—	—	—	—	—	—	—	—	80,771	—	—	80,771
Net loss	—	—	—	—	—	—	—	—	—	—	—	(1,568,295)	(1,568,295)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—
Balance at September 30, 2020	55,835,833	$55,343,686	1,073,125	$1,073	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,548,771	$—	$(73,542,971)	$(50,333,424)

NINE MONTHS ENDED SEPTEMBER 30, 2020

Balance at December 31, 2019	55,835,833	$55,343,686	1,057,291	$1,057	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,254,162	$20	$(68,287,498)	$(45,372,556)
Issuance of common stock for cash upon exercise of options	—	—	15,834	16	—	—	—	—	—	55,534	—	—	55,550
Share-based compensation expense	—	—	—	—	—	—	—	—	—	239,075	—	—	239,075
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,255,473)	(5,255,473)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	(20)	—	(20)
Balance at September 30, 2020	55,835,833	$55,343,686	1,073,125	$1,073	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,548,771	$—	$(73,542,971)	$(50,333,424)

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Nine Months Ending September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,172,992)	(5,255,473)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	417,188	419,435
Amortization	32,023	80,099
Amortization of discount on investments	—	(1,189)
Amortization of right-of-use assets	284,519	320,184
Share-based compensation expense	163,924	239,075
Loan and accrued interest forgiveness on note payable	(821,515)	—
Loss on disposal of fixed asset	2,850	—
Changes in operating assets and liabilities:
Accounts receivable	(17,669)	(37,105)
Inventory	(18,958)	15,549
Other assets	498,878	205,839
Accounts payable	(237,443)	4,426
Accrued expenses and other	(510,730)	634,621
Lease liabilites	(312,893)	(337,074)
Other liabilities	9,935	49,606
Net cash used in operating activities	(5,682,883)	(3,662,007)
Cash flows from investing activities:
Maturities of short-term investments	—	1,000,000
Purchases of property and equipment	(188,245)	(8,352)
Payments for patents and other intangible assets	—	(42,995)
Net cash (used in) provided by investing activities	(188,245)	948,653
Cash flows from financing activities:
Proceeds from issuance of common stock	31,725,645	55,550
Payments of offering costs	(1,578,643)	—
Proceeds from note payable and advance	—	822,500
Repayment of note payable	(302,343)	—
Payments under lease obligations	(15,448)	(13,977)
Net cash provided by financing activities	29,829,211	864,073
Net change in cash and cash equivalents	23,958,083	(1,849,281)
Cash and cash equivalents:
Beginning of the period	3,322,226	6,415,274
End of the period	$27,280,309	4,565,993

(continued)

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental cash flow information
Cash paid for:
Interest	$11,155	5,487
Income taxes	$800	2,000
Non-cash investing and financing activities:
Prepaid insurance financed with promissory notes	$320,866	—
Conversion of convertible preferred stock to common stock	$55,360,897	—

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

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemBloc® (FemBloc), the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology and is presently completing a validation study under an approved Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA). FemaSeed® (FemaSeed), a solution which enables directed intrauterine insemination to improve on traditional intrauterine insemination (IUI) and provide a lower cost option to in vitro fertilization methods, received approval in April 2021 from the FDA on its IDE and the clinical study was initiated in July 2021. FemVue® Saline-Air Device (FemVue) is a product approved for sale in the U.S., Europe, Japan, and Canada for the diagnosis of infertility. FemChec® Pressure Management Device (FemChec) evaluates the women’s fallopian tubes after a FemBloc procedure and is part of the FemBloc validation study. FemCerv® Endocervical Sampler (FemCerv) is designed to collect a complete, non-contaminated cervical tissue sample.

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

FEMASYS INC.
Notes to Financial Statements
(unaudited)
Liquidity

As of September 30, 2021, the Company has cash and cash equivalents of $27,280,309. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, in the future with additional equity and/or debt financing arrangements, and revenue from the sale of FemVue to support the Company’s research and development activities, largely in connection with FemBloc and FemaSeed. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the nine months ended September 30, 2021, the Company generated a net loss of $5,172,992. The Company expects such losses to increase over the next few years as the Company advances FemBloc and FemaSeed through clinical development until FDA approval is received and the products are available to be marketed.

The Company believes that its cash and cash equivalents as of September 30, 2021 will be sufficient to fund its operating expenses and research & development expenditure requirements through at least one year after the issuance date of the financial statements for the nine months ended September 30, 2021.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the accounting for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. Under legacy standards, we recognize an impairment of receivables when it was probable that a loss had been incurred. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including reasonable and supportable forecasts about future economic conditions. The guidance is effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. We do not expect the adoption of the standard to have a significant impact on our results of operations, financial position, or cash flows as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s financial statements.

(2)	Cash and Cash Equivalents

As of September 30, 2021 and December 31, 2020, money market funds included in cash and cash equivalents on the balance sheets were $0 and $3,038,612, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(3)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	September 30, 2021	December 31, 2020
Materials	$85,655	61,270
Work in progress	39,879	49,650
Finished goods	24,802	20,458
Inventory, net	$150,336	131,378

The reserve for expired inventories pertaining to FemVue was $358 and $896 as of September 30, 2021 and December 31, 2020, respectively.

(4)	Deferred Offering Costs

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

As of September 30, 2021, no amounts of deferred offering costs were capitalized. As of December 31, 2020, deferred offering costs capitalized were $202,479 and are included in other long-term assets in the accompanying balance sheets.

(5)	Accrued Expenses

Accrued expenses consisted of the following:

	September 30, 2021	December 31, 2020
Clinical trial costs	$261,885	289,180
Compensation costs	146,034	796,864
Other	189,937	31,557
Accrued expenses	$597,856	1,117,601

(6)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the nine months ended September 30, 2021:

Balance at December 31, 2020 (long-term portion)	$164,972
Clinical holdback retained	15,016
Clinical holdback paid	(5,081)
Balance at September 30, 2021	$174,907
Less: clinical holdback - current portion	(18,947)
Clinical holdback - long-term portion	$155,960

(7)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. For the three and nine months ended September 30, 2021 and 2020, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of September 30, 2021 and December 31, 2020.

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

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The following table summarizes our FemVue sales by geographic region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Primary geographical markets
U.S.	$211,536	255,163	751,285	638,672
International	58,045	58,045	174,077	118,282
Total	$269,581	313,208	925,362	756,954

(8)	Other Income

In June 2021, the Company was notified by Georgia Primary Bank that the Paycheck Protection Program (PPP) loan in the amount of $812,500 and accrued interest of $9,015 was fully forgiven. For the nine months ended September 30, 2021, the Company recorded $821,515 in other income in connection with the Small Business Administration (SBA) PPP loan forgiveness program, and no other income was recorded for the three months ended September 30, 2021. For the three and nine months ended September 30, 2020, there was no other income recorded.

(9)	Commitments and Contingencies

Legal Claims

Occasionally, the Company may be a party to legal claims or proceedings of which the outcomes are subject to significant uncertainty. In accordance with ASC 450, Contingencies, the Company will assess the likelihood of an adverse judgment for any outstanding claim as well as ranges of probable losses. When it has been determined that a loss is probable and the amount can be reasonably estimated, the Company will record a liability. For the periods presented, there were no material legal contingencies requiring accrual or disclosure.

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2021 and December 31, 2020.

(10)	Notes Payable

Paycheck Protection Program Loan

In April 2020, the Company executed a promissory note (Note) with Georgia Primary Bank (the Lender) evidencing an unsecured loan in the amount of $812,500, which was made pursuant to the PPP. The PPP was established under the Coronavirus Aid, Relief and Economic Security Act (CARES Act), which was enacted on March 27, 2020, and is administered by the SBA. All the funds under the PPP loan were disbursed to the Company in April 2020 and was recognized as debt on the Company’s financial statements.

The Note provided for a fixed interest rate of one percent per year, and the Company was not imputing any additional interest at a market rate because this was a government-guaranteed obligation. Monthly principal and interest payments of $45,717 on the PPP loan were due beginning November 2020 and the final payment was due in April 2022 (Maturity Date). The Note contained customary event of default provisions.

Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of the loans granted under the PPP. Such forgiveness is subject to approval by the SBA and the Lender and determined, subject to limitations, based on factors set forth in the CARES Act, including verification of the use of loan proceeds for payment of payroll costs and payment of mortgage interest, rent, and utilities. In the event the PPP loan, or any portion thereof, is forgiven, it is applied to outstanding principal. As of September 30, 2020, the Company had used all the proceeds from the PPP loan to retain employees, maintain payroll, and make lease and utility payments.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
In October 2020, the Company submitted the loan forgiveness application to the Lender requesting forgiveness for the full amount of the loan. The Lender had 60 days from receipt of the loan forgiveness application to issue a decision to the SBA, and the SBA, subject to its review, would remit funds within 90 days after the Lender issues its decision to the SBA.

In June 2021, the Company was notified by the Lender that the PPP Loan in the amount of $812,500 and accrued interest of $9,015 was fully forgiven; and, as a result, the entire amount was derecognized on the Company’s financial statements, which was included as other income for the nine months ended September 30, 2021 on the accompanying statements of comprehensive loss. The SBA reserves the right to audit our fully forgiven PPP loan for an indefinite time.

As of September 30, 2021, no amounts were outstanding under the PPP loan. As of December 31, 2020, the PPP loan balance consisted of $630,010 payable in 2021 and $182,490 in 2022, and interest expense accrued in connection with this PPP loan was $5,654 and was included in accrued expenses on the accompanying balance sheets. For the three months ended September 30, 2021 and 2020, interest expense on the PPP loan was $0 and $2,048, respectively. For the nine months ended September 30, 2021 and 2020, interest expense on the PPP loan was $3,361 and $3,606, respectively.

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

As of September 30, 2021 and December 31, 2020 no amounts were outstanding under the EIDL advance.  For the three and nine months ending September 30, 2021 and 2020, no amounts were recognized as EIDL other income.

AFCO Credit Corporation (AFCO)

In the first quarter of 2021, the Company executed two Promissory Notes with AFCO (AFCO notes) to finance certain insurance premiums totaling $64,842, requiring the Company to pay $16,210 in down payments and make monthly installment payments. The annual interest rate is 10.5% and the current monthly installment payments total $6,094, which represents principal and interest. The final installment payments were paid on October 12, 2021.

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

As of September 30, 2021, the principal balance on all the AFCO promissory notes was $320,866 and is included in Notes payable – current portion in the accompanying balance sheets. Interest expense in connection with the three AFCO promissory notes was $5,846 and $0 for the three months ended September 30, 2021 and 2020, respectively; and interest expense in connection with the three AFCO promissory notes was $7,170 and $0 for the nine months ended September 30, 2021 and 2020, respectively.

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

FEMASYS INC.
Notes to Financial Statements
(unaudited)
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

As of September 30, 2021, the Company had 11,799,720 shares of common stock outstanding, and no dividends have been declared or paid.

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

Under the 2021 Plan, the Company may grant awards in respect of our shares of common stock to our employees, consultants, and our non-employee directors pursuant to option awards, stock appreciation right, or SAR, awards, restricted stock awards, restricted stock unit, or RSU, awards, performance stock awards, performance stock unit, or PSU, awards, and other stock-based awards.

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

FEMASYS INC.
Notes to Financial Statements
(unaudited)
Options granted under the 2021 Plan may be either ISOs, or nonqualified stock options. The price at which shares of common stock may be purchased upon exercise shall be determined by the compensation committee but shall not be less than the fair market value of one share of common stock on the date of grant, or, in the case of an ISO granted to a ten-percent stockholder, less than 110% of the fair market value of a share of common stock on the date of grant. The compensation committee may grant options that have a term of up to 10 years, or, in the case of an ISO granted to a ten-percent stockholder, five years. The award agreement shall specify the exercise price, term, vesting requirements, including any performance goals, and any other terms and conditions applicable to the granted option. Unless otherwise provided in an award agreement or an effective employment, consulting, severance or similar agreement with us or a subsidiary, upon a participant’s termination of service for any reason, the unvested portion of each award of options granted generally will be forfeited with no compensation due the participant.

Activity under the stock option plans was as follows:

	Number of Options	Weighted Average Exercise Price
Balances at December 31, 2020	743,627	$3.60
Granted	—	—
Exercised	(40,253)	2.79
Cancelled	(7,211)	7.07
Balances at September 30, 2021	696,163	$3.58

The intrinsic value of options exercised during the nine months ended September 30, 2021 was $145,053. The intrinsic values represent the dollar value of the exercised stock options whereby the fair market value of the underlying common stock exceeded the exercise price of the stock option as of the exercise date.

The options outstanding and vested and currently exercisable by exercise prices as of September 30, 2021 were as follows:

Option outstanding			Options vested and exercisable
Exercise price	Outstanding (in shares)	Weighted average remaining life years	Number of options vested	Exercise price	Weighted average remaining life years
$1.71	227,780	4.46	116,669	$1.71	4.46
3.24	284,282	5.75	284,282	3.24	5.75
3.96	67,422	6.46	54,645	3.96	6.45
4.50	1,667	7.12	834	4.50	7.12
4.95	44,445	7.49	22,223	4.95	7.49
6.12	58,342	8.20	17,091	6.12	8.20
27.00	12,225	0.82	12,225	27.00	0.82
	696,163	5.63	507,969		5.57

For the three months ended September 30, 2021 and 2020, stock-based compensation expense was $33,388 and $80,771, respectively. For the nine months ended September 30, 2021 and 2020, stock-based compensation expense was $163,924 and $239,075, respectively.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
As of September 30, 2021, the remaining stock-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $320,193, which includes $155,222 of compensation expense to be recognized upon achieving a certain performance condition. For service based awards, the $164,971 of unrecognized expense is expected to be recognized over a weighted average period of 1.7 years.

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

As September 30, 2021, no shares of our common stock have been purchased under the ESPP.

(13)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net loss attributable to common stockholders, basic & diluted	$(2,259,701)	(1,568,295)	(5,172,992)	(5,255,473)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic & diluted	11,799,720	955,649	4,996,680	955,402
Net loss per share attributable to common stockholders, basic & diluted	$(0.19)	(1.64)	(1.04)	(5.50)

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Convertible preferred stock outstanding	—	8,116,343	—	8,116,343
Options to purchase common stock	696,163	780,862	696,163	780,862
Warrants to purchase common stock	244,572	244,572	244,572	244,572
Total potential shares	940,735	9,141,777	940,735	9,141,777

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

The following table shows our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change	% Change
Sales	$269,581	313,208	(43,627)	-13.9%
Cost of sales	105,403	90,435	14,968	16.6%
Gross margin	164,178	222,773	(58,595)	-26.3%
Operating expenses:
Research and development	1,140,577	995,620	144,957	14.6%
Sales and marketing	43,284	31,010	12,274	39.6%
General and administrative	1,087,363	596,778	490,585	82.2%
Depreciation and amortization	144,399	164,242	(19,843)	-12.1%
Total operating expenses	2,415,623	1,787,650	627,973	35.1%
Loss from operations	(2,251,445)	(1,564,877)	(686,568)	43.9%
Other income (expense):
Interest income, net	1,649	342	1,307	382.2%
Other income	—	—	—	*
Interest expense	(7,055)	(3,760)	(3,295)	87.6%
Other expense	(2,850)	—	(2,850)	100.0%
Total other income (expense)	(8,256)	(3,418)	(4,838)	141.5%
Loss before income taxes	(2,259,701)	(1,568,295)	(691,406)	44.1%
Income tax expense	—	—	—	*
Net loss	$(2,259,701)	(1,568,295)	(691,406)	44.1%

*Percentage calculated is not meaningful

Sales

Sales decreased by $43,627, or 13.9%, to $269,581 for the three months ended September 30, 2021 from $313,208 for the three months ended September 30, 2020. The decrease was attributable to a $43,627 decrease in U.S. sales for the three months ended September 30, 2021 as compared to the same period last year due to a 19.9% decline in units sold largely due to a rebound of sales in the third quarter of 2020 from the heavily impacted second quarter of 2020 due to the COVID-19 pandemic and, to a lesser extent, the seasonality of our sales. International sales were $58,045 for the three months ended September 30, 2021 and 2020.

Cost of sales and gross margin percentage

Cost of sales increased by $14,968, or 16.6%, to $105,403 for the three months ended September 30, 2021 from $90,435 for the three months ended September 30, 2020. The increase in cost of sales was largely due to additional labor and overhead costs applied to our cost of sales for the three months ended September 30, 2021 as compared to the same period last year due to recently hired production personnel taking longer to build our FemVue product than originally planned. As a result, gross margin percentage was 60.9% for the three months ended September 30, 2021 as compared to 71.1% for the three months ended September 30, 2020. We expect to see improvement in our gross margin in the future as our new production personnel become more efficient with the manufacturing process and as we invest in equipment which will allow us to automate certain manufacturing processes.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended September 30,
	2021	2020
Compensation and related personnel costs	$643,007	634,314
Clinical-related costs	279,285	275,209
Material and development costs	148,435	57,159
Other costs	69,850	28,938
Total research and development expenses	$1,140,577	995,620

R&D expenses increased by $144,957 or 14.6%, to $1,140,577 for the three months ended September 30, 2021 from $995,620 for the three months ended September 30, 2020. The net increase of $144,957 consists of the $8,693 increase in compensation and related personnel costs primarily due to a slight increase in headcount, an increase of $4,076 in clinical-related costs, an increase of $91,276 in material and development costs due to increased spending in R&D projects largely to support our clinical trials, and an increase of $40,912 in other costs which are largely attributable to additional consulting costs to support our clinical trials.

Sales and marketing

Sales and marketing expenses increased by $12,274 or 39.6%, to $43,284 for the three months ended September 30, 2021 from $31,010 for the three months ended September 30, 2020 largely due to additional marketing costs associated with our FemVue social media campaign to increase our commercial presence.

General and administrative

General and administrative expenses increased by $490,585, or 82.2%, to $1,087,363 for the three months ended September 30, 2021 from $596,778 for the three months ended September 30, 2020.   The increase was largely due to an increase of $309,749 in professional costs associated with being a public company.

Depreciation and amortization

Depreciation and amortization expenses decreased by $19,843, or 12.1%, to $144,399 for the three months ended September 30, 2021 from $164,242 for the three months ended September 30, 2020 primarily due to reduction of amortization expense associated with the Company’s intangible assets.

Other income (expense)

Total other income (expense) or net expense increased by $4,838 for the three months ended September 30, 2021 from the same period last year largely due to interest expense.

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table shows our results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change	% Change
Sales	$925,362	756,954	168,408	22.2%
Cost of sales	306,072	218,898	87,174	39.8%
Gross margin	619,290	538,056	81,234	15.1%
Operating expenses:
Research and development	3,030,467	3,235,022	(204,555)	-6.3%
Sales and marketing	87,931	281,583	(193,652)	-68.8%
General and administrative	3,030,749	1,790,595	1,240,154	69.3%
Depreciation and amortization	449,211	499,534	(50,323)	-10.1%
Total operating expenses	6,598,358	5,806,734	791,624	13.6%
Loss from operations	(5,979,068)	(5,268,678)	(710,390)	13.5%
Other income (expense):
Interest income, net	1,957	22,298	(20,341)	-91.2%
Other income	821,515	—	821,515	*
Interest expense	(14,546)	(9,093)	(5,453)	60.0%
Other expense	(2,850)	—	(2,850)	100.0%*
Total other income (expense)	806,076	13,205	792,871	6004.3%
Loss before income taxes	(5,172,992)	(5,255,473)	82,481	-1.6%
Income tax expense	—	—	—	*
Net loss	$(5,172,992)	(5,255,473)	82,481	-1.6%

*Percentage calculated is not meaningful

Sales

Sales increased by $168,408, or 22.2%, to $925,362 for the nine months ended September 30, 2021 from $756,954 for the nine months ended September 30, 2020. The increase was attributable to a $112,613 increase in U.S. sales and a $55,795 increase in international sales. The increase in sales was largely attributable to the lower sales for the nine months ended September 30, 2020 primarily due to the impact of the COVID-19 pandemic. U.S sales increased by 17.6% for the nine months ended September 30, 2021 as compared to the same period last year and were $751,285 for the nine months ended September 30, 2021 as compared to $638,672 for the nine months ended September 30, 2020, representing a 14.2% increase in units sold. International sales increased by 47.2% for the nine months ended September 30, 2021 as compared to the same period last year and were $174,077 for the nine months ended September 30, 2021 as compared to $118,282 for the nine months ended September 30, 2020, representing a 45.3% increase in units sold.

Cost of sales and gross margin percentage

Cost of sales increased by $87,174, or 39.8%, to $306,072 for the nine months ended September 30, 2021 from $218,898 for the nine months ended September 30, 2020. The increase was primarily due to the increase in sales along with the sales mix between US and international sales for the nine months ended September 30, 2021 compared to the same period last year as our international sales have a lower gross margin, along with an increase in labor and overhead being applied to our cost of sales due to recently hired production personnel taking longer to build our FemVue product than originally planned. As a result, gross margin percentage was 66.9% for the nine months ended September 30, 2021 as compared to 71.1% for the nine months ended September 30, 2020.  We expect to see improvement in our gross margin in the future as our new production personnel become more efficient with the manufacturing process and as we invest in equipment which will allow us to automate certain manufacturing processes.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Nine Months Ended September 30,
	2021	2020
Compensation and related personnel costs	$1,967,702	2,129,257
Clinical-related costs	596,143	652,802
Material and development costs	349,825	378,539
Other costs	116,797	74,424
Total research and development expenses	$3,030,467	3,235,022

R&D expenses decreased by $204,555 or 6.3%, to $3,030,467 for the nine months ended September 30, 2021 from $3,235,022 for the nine months ended September 30, 2020. The decrease was primarily due to the decrease of $161,555 in compensation and related personnel costs due to the reduction in staff in March 2020, a decrease of $56,659 in clinical-related trial costs, a decrease of $28,714 in material and development costs due to deferring certain R&D projects in the first half of 2021 to preserve cash, and partially offset by an increase in other costs of $42,373 largely related to additional consulting costs to support our clinical trials.

Sales and marketing

Sales and marketing expenses decreased by $193,652 or 68.8%, to $87,931 for the nine months ended September 30, 2021 from $281,583 for the nine months ended September 30, 2020. The decrease was primarily due to a decrease of $192,304 in compensation and related personnel costs due to the reduction in staff in March 2020.

General and administrative

General and administrative expenses increased by $1,240,154, or 69.3%, to $3,030,749 for the nine months ended September 30, 2021 from $1,790,595 for the nine months ended September 30, 2020. The increase was largely due to an increase of $1,050,483 in professional costs largely associated with our financing transactions and additional costs associated with being a public company.

Depreciation and amortization

Depreciation and amortization expenses decreased by $50,323, or 10.1%, to $449,211 for the nine months ended September 30, 2021 from $499,534 for the nine months ended September 30, 2020 primarily due to reduction of amortization expense associated with the Company’s intangible assets.

Other income (expense)

Total other income (expense) or net income increased by $792,871 for the nine months ended September 30, 2021 from the same period last year largely from the $821,515 in other income recognized due to the SBA approval of our PPP loan forgiveness.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through September 30, 2021, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of September 30, 2021, we had $27,280,309 of cash and cash equivalents and an accumulated deficit of $80,375,482.

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

Our cash and cash equivalents as of September 30, 2021 will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates.  However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

Cash Flows

Comparison of the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(5,682,883)	(3,662,007)
Net cash (used in) provided by investing activities	(188,245)	948,653
Net cash provided by financing activies	29,829,211	864,073
Net change in cash and cash equivalents	$23,958,083	(1,849,281)

Operating activities

For the nine months ending September 30, 2021, cash used in operating activities was $5,682,883, attributable to a net loss of $5,172,992, a net change in our net operating assets and liabilities of $588,880, and non-cash charges of $78,989. Net non-cash charges largely consisted of $821,515 in PPP loan forgiveness offset by $163,924 in stock-based compensation, $449,211 in depreciation and amortization, and $284,519 in right-of-use amortization. The change in our net operating assets and liabilities was primarily due to a net decrease in accounts payable and accrued expenses of $748,173, a decrease of $312,893 in lease liabilities, and offset by a decrease in other assets of $498,878.

For the nine months ending September 30, 2020, cash used in operating activities was $3,662,007, attributable to a net loss of $5,255,473, and offset by a net change in our net operating assets and liabilities of $535,862 and non-cash charges of $1,057,604. Non-cash charges primarily consisted of $239,075 in stock-based compensation, $499,534 in depreciation and amortization, and $320,184 in right-of-use amortization. The change in our net operating assets and liabilities was primarily due to a net increase in accounts payable and accrued expenses of $639,047, a decrease in other assets of $205,839, and offset by a decrease in lease liabilities of $337,074.

Investing activities

For the nine months ended September 30, 2021, cash used in investing activities for the purchase of equipment was $188,245.

For the nine months ended September 30, 2020, cash provided by investing activities was $948,653, attributable to maturities of short-term investments of $1,000,000, offset by payments for patents and other intangible assets of $42,995 and equipment of $8,352.

Financing activities

For the nine months ended September 30, 2021, cash provided by financing activities was $29,829,211, attributable to net proceeds from our IPO of $30,034,857, exercise of stock options totaling $112,145, and offset by repayments on notes payable of $302,343 and payments under lease obligations of $15,448.

For the nine months ended September 30, 2020, cash provided from financing activities was $864,073, consisting of proceeds from the PPP loan of $812,500, the Economic Injury Disaster Loan Advance of $10,000, and proceeds from the exercise of stock options of $55,550, offset partially by payments under lease obligations of $13,977.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Vice President, Finance and Administration (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully review and consider the information regarding certain risks and uncertainties facing us that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

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

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit		Incorporated by Reference
File
Number	Description of Document	Schedule/Form	Number	Exhibit	Filing Date

10.1*	Master Services Agreement and Statement of Work for consulting services, effective August 12, 2021, by and between Femasys Inc. and BEspoke Medical Affairs Solutions, LLC.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 12 day of November 2021.

FEMASYS INC.

Dated: November 12, 2021	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

By: /s/ Gary Thompson
Gary Thompson
Vice President, Finance & Administration
(Principal financial and accounting officer)