Form 10-Q
period 2022-03-31
FEMASYS INC
filed 2022-05-11
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The Registrant had 11,813,610 shares of common stock, $0.001 par value, outstanding as of May 5, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

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

•
our ability to obtain U.S Food and Drug Administration (FDA) approval for our permanent birth control system, ability to gain FDA grant of a de novo classification request for our intrauterine insemination system, expand sales of our women-specific medical products and develop and commercialize additional products;

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

•
our ability to build, manage and maintain our direct sales and marketing organization, and to market and sell our permanent birth control system, artificial insemination system and women-specific medical products in markets in and outside of the United States (U.S.);

•	our ability to hire and retain our senior management and other highly qualified personnel;

•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the U.S. and international markets;

•	the timing or likelihood of regulatory filings and approvals or clearances;

•	our ability to establish and maintain intellectual property protection for our product candidates and our ability to avoid claims of infringement;

•	the volatility of the trading price of our common stock; and

•	our expectations about market trends.

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. The forward-looking statements contained in this Quarterly Report on 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements

FEMASYS INC.
Balance Sheets
(unaudited)

Assets	March 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$21,767,634	24,783,029
Accounts receivable, net	170,302	84,258
Inventory, net	223,008	208,270
Other current assets	567,300	555,853
Total current assets	22,728,244	25,631,410
Property and equipment, at cost:
Leasehold improvements	1,195,637	1,155,332
Office equipment	99,344	99,344
Furniture and fixtures	424,947	424,947
Machinery and equipment	2,287,126	2,261,793
Construction in progress	434,443	379,713
	4,441,497	4,321,129
Less accumulated depreciation	(2,854,315)	(2,722,117)
Net property and equipment	1,587,182	1,599,012
Long-term assets:
Lease right-of-use assets, net	574,943	665,747
Intangible assets, net of accumulated amortization	17,663	25,093
Other long-term assets	625,418	655,418
Total long-term assets	1,218,024	1,346,258

Total assets	$25,533,450	28,576,680

(continued)

FEMASYS INC.
Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	March 31, 2022	December 31, 2021
Current liabilities:
Accounts payable	$548,377	445,522
Accrued expenses	565,228	603,787
Clinical holdback – current portion	36,238	18,947
Note payable – current portion	45,666	181,123
Lease liabilities – current portion	400,620	406,674
Other – current	36,037	36,037
Total current liabilities	1,632,166	1,692,090
Long-term liabilities:
Clinical holdback – long-term portion	102,502	149,791
Lease liabilities – long-term portion	305,071	402,417
Total long-term liabilities	407,573	552,208
Total liabilities	2,039,739	2,244,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized, 11,921,388 shares issued and 11,804,165 outstanding as of March 31, 2022 and December 31, 2021	11,921	11,921
Treasury stock, 117,223 shares	(60,000)	(60,000)
Warrants	702,492	702,492
Additional paid-in-capital	108,462,663	108,418,304
Accumulated deficit	(85,623,365)	(82,740,335)
Total stockholders’ equity	23,493,711	26,332,382

Total liabilities and stockholders' equity	$25,533,450	28,576,680

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
	2022	2021
Sales	$321,405	329,775
Cost of sales	122,675	93,042
Gross margin	198,730	236,733
Operating expenses:
Research and development	1,421,063	995,022
Sales and marketing	68,863	22,819
General and administrative	1,447,355	891,987
Depreciation and amortization	144,199	153,453
Total operating expenses	3,081,480	2,063,281
Loss from operations	(2,882,750)	(1,826,548)
Other income (expense):
Interest income, net	2,454	164
Interest expense	(2,734)	(3,848)
Other expense, net	(280)	(3,684)

Net loss	$(2,883,030)	(1,830,232)

Net loss attributable to common stockholders, basic and diluted	$(2,883,030)	(1,830,232)

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	(1.84)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,804,165	995,208

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Series B and Series C Redeemable Convertible											Total
	Preferred stock		Common stock		Treasury stock		Preferred stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	Equity (Deficit)
THREE MONTHS ENDED MARCH 31, 2022
Balance at December 31, 2021	—	$—	11,921,388	$11,921	117,223	$(60,000)	—	$—	$702,492	$108,418,304	$(82,740,335)	$26,332,382

Share-based compensation expense	—	—	—	—	—	—	—	—	—	44,359	—	44,359
Net loss	—	—	—	—	—	—	—	—	—	—	(2,883,030)	(2,883,030)
Balance at March 31, 2022	—	$—	11,921,388	$11,921	117,223	$(60,000)	—	$—	$702,492	$108,462,663	$(85,623,365)	$23,493,711

THREE MONTHS ENDED MARCH 31, 2021
Balance at December 31, 2020	55,835,833	$55,343,686	1,110,347	$1,110	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,725,949	$(75,202,490)	$(51,815,728)

Issuance of common stock for cash upon exercise of options	—	—	2,084	2	—	—	—	—	—	10,048	—	10,050
Share-based compensation expense	—	—	—	—	—	—	—	—	—	72,490	—	72,490
Net loss	—	—	—	—	—	—	—	—	—	—	(1,830,232)	(1,830,232)
Balance at March 31, 2021	55,835,833	$55,343,686	1,112,431	$1,112	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,808,487	$(77,032,722)	$(53,563,420)

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(2,883,030)	(1,830,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	136,769	141,202
Amortization	7,430	12,251
Amortization of right-of-use assets	86,233	98,256
Inventory reserve	2,700	—
Share-based compensation expense	44,359	72,490
Changes in operating assets and liabilities:
Accounts receivable	(86,044)	30,043
Inventory	(17,438)	(12,679)
Other assets	18,553	63,081
Accounts payable	102,855	171,665
Accrued expenses and other	(38,559)	194,506
Lease liabilites	(97,851)	(105,986)
Other liabilities	(29,998)	4,721

Net cash used in operating activities	(2,754,021)	(1,160,682)
Cash flows from investing activities:
Purchases of property and equipment	(120,368)	—

Net cash used in investing activities	(120,368)	—
Cash flows from financing activities:
Payments of deferred offering costs	—	(126,377)
Proceeds from issuance of common stock	—	10,050
Repayment of note payable	(135,457)	(23,643)
Payments under lease obligations	(5,549)	(5,021)

Net cash used in financing activities	(141,006)	(144,991)

Net change in cash and cash equivalents	(3,015,395)	(1,305,673)
Cash and cash equivalents:
Beginning of period	24,783,029	3,322,226

End of period	$21,767,634	2,016,553

Supplemental cash flow information
Cash paid for:
Interest	$2,734	1,845
Income taxes	$800	—
Non-cash financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	526,476
Prepaid insurance financed with promissory notes	$45,666	41,199

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Notes to Financial Statements
(unaudited)

(1)	Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the Company or Femasys) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a biomedical company focused on transforming women’s healthcare by developing novel solutions and next-generation advancements providing significant clinical impact to address severely underserved areas. Our mission is to provide women worldwide with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics. The Company currently operates as one segment and is primarily focused on servicing the reproductive health needs for those seeking permanent birth control or solutions for infertility issues.

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemBloc® (FemBloc), the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology and is presently completing a validation study under an approved Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA). FemaSeed™ (FemaSeed), a solution which enables directed intrauterine insemination to improve on traditional intrauterine insemination (IUI) and provide a lower cost option to in vitro fertilization methods, received approval in April 2021 from the FDA on its IDE and the clinical study was initiated in July 2021. FemVue® (FemVue), a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Europe, Japan, and Canada. FemChec® (FemChec), allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success) and is part of the FemBloc validation study. FemCerv® (FemCerv) is a solution for complete tissue sampling with minimal contamination of the endocervical canal as an alternative to the single biopsy method, is approved for sale in the U.S. and Europe.    FemCath™ (FemCath), allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S.

Basis of Presentation

The Company has prepared the accompanying financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2021 included in our Annual Report on Form 10K filed with the SEC on March 24, 2022 (the Annual Report). Except as noted below, there have been no material changes to the Company’s significant accounting policies described in Note 2 to the financial statements included in the Annual Report.

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

Liquidity

As of March 31, 2022, the Company has cash and cash equivalents of $21,767,634. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue from the sale of FemVue to support the Company’s research and development activities, largely in connection with FemBloc and FemaSeed. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
For the three months ended March 31, 2022, the Company generated a net loss of $2,883,030. The Company expects such losses to increase over the next few years as the Company advances FemBloc and FemaSeed through clinical development until FDA approval is received and the products are available to be marketed.

The Company believes that its cash and cash equivalents as of March 31, 2022 will be sufficient to fund our ongoing operations at least 12 months from the date of filing these financial statements.

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

As of March 31, 2022 and December 31, 2021, money market funds included in cash and cash equivalents on the balance sheets were $21,424,306 and $24,388,443, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

(3)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	March 31, 2022	December 31, 2021
Materials	$132,185	111,531
Work in progress	55,709	12,795
Finished goods	35,114	83,944
Inventory, net	$223,008	208,270

The FemVue reserve for slow moving, obsolete, or unusable inventories was $1,287 and $850 as of March 31, 2022 and December 31, 2021, respectively.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(4)	Accrued Expenses

Accrued expenses consisted of the following:

	March 31, 2022	December 31, 2021
Clinical trial costs	$324,329	301,730
Compensation costs	127,873	98,272
Franchise taxes	16,500	103,020
Other	96,526	100,765
Accrued expenses	$565,228	603,787

(5)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the three months ended March 31, 2022:

Balance at December 31, 2021	$168,738
Clinical holdback retained	4,023
Clinical holdback paid	(34,021)
Balance at March 31, 2022	$138,740
Less: clinical holdback - current portion	(36,238)
Clinical holdback - long-term portion	$102,502

(6)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. For the three months ended March 31, 2022 and 2021, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of March 31, 2022 or 2021.

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

The following table summarizes our FemVue sales by geographic region as follows:

	Three Months Ended March 31,
	2022	2021
Primary geographical markets
U.S.	$263,360	271,730
International	58,045	58,045
Total	$321,405	329,775

(7)	Commitments and Contingencies

Legal Claims

Occasionally, the Company may be a party to legal claims or proceedings of which the outcomes are subject to significant uncertainty. In accordance with Accounting Standards Codification (ASC) 450, Contingencies, the Company will assess the likelihood of an adverse judgment for any outstanding claim as well as ranges of probable losses. When it has been determined that a loss is probable and the amount can be reasonably estimated, the Company will record a liability. For both periods presented, there were no material legal contingencies requiring accrual or disclosure.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2022 and December 31, 2021.

(8)	Notes Payable

AFCO Credit Corporation (AFCO)

As of March 31, 2022 and December 31, 2021, the principal balance on the remaining AFCO promissory note was $45,666 and $181,123, respectively and is included in Notes payable – current portion in the accompanying balance sheets. Interest expense in connection with the AFCO promissory notes was $1,796 and $378 for the three months ended March 31, 2022 and 2021, respectively.

(9)	Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

The Company filed an eleventh amended and restated certificate of incorporation (the Amended and Restated Certificate) with the Secretary of State of the State of Delaware in connection with the completion of the IPO on June 22, 2021. The Amended and Restated Certificate amends and restates the Company’s existing certificate of incorporation in its entirety to, among other things: (i) authorize 200,000,000 shares of common stock; (ii) eliminate all references to the previously-existing series of preferred stock (Series A, B and C); and (iii) authorize 10,000,000 shares of undesignated preferred stock that may be issued from time to time by the Board in one or more series.

As of March 31, 2022, the Company had 11,804,165 shares of common stock outstanding, and no dividends have been declared or paid.

(10)	Equity Incentive Plans

Stock-Based Awards

(a)	Stock Option Plans

In June 2021, in connection with the IPO, our 2021 Equity Incentive Plan (2021 Plan) became effective, which was adopted by our Board of Directors in February 2021 and our stockholders approved the 2021 Plan in March 2021. The 2021 Plan is administered by our compensation committee. Upon the effectiveness of the 2021 Plan, no new grants will be awarded under our 2015 Stock-Based Incentive Compensation Plan.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
As of March 31, 2022, the total number of shares of common stock reserved for future awards under the 2021 Plan is 1,319,136.

Activity under the stock option plans was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term in years	Aggregate intrinsic value
Outstanding at December 31, 2021	689,995	$3.58		$683,531
Granted	270,170	6.71
Expired	(3,334)	27.00
Forfeited	(834)	6.12
Outstanding at March 31, 2022	955,997	$4.38	6.47	$125,279

Vested and exercisable at March 31, 2022	529,027	$3.65	5.21	$64,168

Options granted under our 2021 Plan for the three months ended March 31, 2022 to employees and a nonemployee were 253,170 and 17,000, respectively, and the weighted average exercise prices were $6.96 and $3.03, respectively. Included in awards granted to employees are 140,000 of performance based options that vest on achieving certain clinical related milestones. The weighted-average fair values of the options granted to employees and the nonemployee were $2.34 and $2.49, respectively and were estimated using the following weighted-average assumptions:

	Employee	Nonemployee
Expected term (in years)	6.47	6.00
Risk‑free interest rate	1.74%	1.64%
Dividend yield	—%	—%
Expected volatility	107.23%	107.78%

No options were exercised for the three months ended March 31, 2022 under our stock option plans.

(b)	Inducement Grant

On February 28, 2022, the Company awarded, outside the 2021 Plan, our Chief Financial Officer a stock option grant for the right to purchase 100,000 shares of common stock at an exercise price of $2.97 per share (inducement grant), which was approved by the Compensation Committee. The inducement grant will vest in equal installments over four years provided the employee remains employed by the Company on the vesting date. The fair value of the inducement grant was $2.46 and was estimated using the following assumptions:

Inducement
Expected term (in years)	6.25
Risk‑free interest rate	1.76%
Dividend yield	—%
Expected volatility	106.76%

As of March 31, 2022, 100,000 shares are outstanding, and none are exercisable.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(c)	Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying statement of comprehensive loss:

	Three Months Ended March 31,
	2022	2021
Research and development	$29,139	35,496
Sales and marketing	1,126	926
General and administrative	14,094	36,068
Total share-based compensation expense	$44,359	72,490

As March 31, 2022, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $1,122,943, which includes $463,311 of compensation expense to be recognized upon achieving certain performance conditions. For service based awards, the $659,632 of unrecognized expense is expected to be recognized over a weighted average period of 3.4 years.

(d)	Employee Stock Purchase Plan

In June 2021, in connection with the IPO, our Employee Stock Purchase Plan (ESPP) became effective which was adopted by our Board of Directors in February 2021 and our stockholders approved the 2021 ESPP Plan in March 2021. The ESPP is administered by our compensation committee.

As of March 31, 2022, the total number of shares of common stock reserved for future awards under the ESPP Plan is 284,707, and no shares of our common stock have been purchased under the ESPP.

(11)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2022	2021

Net loss attributable to common stockholders, basic & diluted	$(2,883,030)	(1,830,232)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,804,165	995,208
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	(1.84)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	March 31, 2022	March 31, 2021
Convertible preferred stock outstanding	—	8,116,343
Options to purchase common stock	1,055,997	740,444
Warrants to purchase to common stock	244,572	244,572
Total potential shares	1,300,569	9,101,359

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on March 24, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table shows our results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,		Change	% Change
	2022	2021
Sales	$321,405	329,775	(8,370)	-2.5%
Cost of sales	122,675	93,042	29,633	31.8%
Gross margin	198,730	236,733	(38,003)	-16.1%
Operating expenses:
Research and development	1,421,063	995,022	426,041	42.8%
Sales and marketing	68,863	22,819	46,044	201.8%
General and administrative	1,447,355	891,987	555,368	62.3%
Depreciation and amortization	144,199	153,453	(9,254)	-6.0%
Total operating expenses	3,081,480	2,063,281	1,018,199	49.3%
Loss from operations	(2,882,750)	(1,826,548)	(1,056,202)	57.8%
Other income (expense):
Interest income	2,454	164	2,290	1396.3%
Interest expense	(2,734)	(3,848)	1,114	-29.0%
Other expense, net	(280)	(3,684)	3,404	-92.4%
Net loss	$(2,883,030)	(1,830,232)	(1,052,798)	57.5%

Sales

Sales decreased by $8,370, or 2.5%, to $321,405 for the three months ended March 31, 2022 from $329,775 for the three months ended March 31, 2021. The $8,370 decrease was largely attributable to the 4.1% decrease in U.S. units sold for the three months ended March 31, 2022 as compared to the same period last year. International sales were $58,045 for both the three months ended March 31, 2022 and 2021.

Cost of sales and gross margin percentage

Cost of sales increased by $29,633, or 31.8%, to $122,675 for the three months ended March 31, 2022 from $93,042 for the three months ended March 31, 2021. The increase in cost of sales was largely due to increased labor and overhead costs applied to our cost of sales for the three months ended March 31, 2022 as compared to the same period last year mostly due to production personnel turnover as compared to the same period last year. As a result, gross margin percentage was 61.8% for the three months ended March 31, 2022 as compared to 71.8% for the three months ended March 31, 2021. We expect to see improvement in our gross margin in the future as we are investing in equipment and tooling which will enable us to reduce labor in certain manufacturing processes and reduce material costs as well.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended March 31,
	2022	2021
Compensation and related personnel costs	$764,792	676,547
Clinical-related costs	443,970	173,473
Material and development costs	131,450	114,118
Professional and outside consultant costs	68,664	17,957
Other costs	12,187	12,927
Total research and development expenses	$1,421,063	995,022

R&D expenses increased by $426,041 or 42.8%, to $1,421,063 for the three months ended March 31, 2022 from $995,022 for the three months ended March 31, 2021. The net increase of $426,041 largely consists of the $88,245 increase in compensation and related personnel costs primarily due to an increase in headcount, an increase of $270,497 in clinical-related costs associated with our clinical trials, and an increase of $50,707 in professional and outside consultant costs which are largely attributable to additional consulting costs to support our clinical trials.

Sales and marketing

Sales and marketing expenses increased by $46,044 or 201.8%, to $68,863 for the three months ended March 31, 2022 from $22,819 for the three months ended March 31, 2021 largely due to an increase in compensation and related personnel costs due to an increase in headcount and additional marketing costs associated with our FemVue social media campaign to increase our commercial presence.

General and administrative

General and administrative expenses increased by $555,368, or 62.3%, to $1,447,355 for the three months ended March 31, 2022 from $891,987 for the three months ended March 31, 2021. The increase was largely due to various additional costs associated with being a public company including salaries and related personnel costs due to an increase in headcount, facility and other allocated overhead costs mainly for additional directors & officers insurance, and increased professional costs for legal and accounting.

Depreciation and amortization

Depreciation and amortization expenses decreased by $9,254, or 6.0%, to $144,199 for the three months ended March 31, 2022 from $153,453 for the three months ended March 31, 2021 primarily due to reduction of amortization expense associated with the Company’s intangible assets.

Other income (expense)

Other expense, net decreased by $3,404, or 92.4%, to $280 for the three months ended March 31, 2022 from $3,684 for the three months ended March 31, 2021 mainly due to an increase in interest income.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through March 31, 2022, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of March 31, 2022, we had $21,767,634 of cash and cash equivalents and an accumulated deficit of $85,623,365.

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

Our cash and cash equivalents as of March 31, 2022 will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates.  However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

Cash Flows

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
Net cash used in operating activities	$(2,754,021)	(1,160,682)
Net cash used in investing activities	(120,368)	—
Net cash used in financing activities	(141,006)	(144,991)
Net change in cash and cash equivalents	$(3,015,395)	(1,305,673)

Operating activities

For the three months ended March 31, 2022, cash used in operating activities was $2,754,021, attributable to a net loss of $2,883,030, a net change in our net operating assets and liabilities of $148,482 and offset partially by non-cash charges of $277,491. Non-cash charges largely consisted of $144,199 in depreciation and amortization, $86,233 in right-of-use amortization, and $44,359 in stock-based compensation.  The change in our net operating assets and liabilities was primarily due to an increase of $86,044 in accounts receivable and $97,851 in lease liabilities, which were offset partially by a net increase in accounts payable and accrued expenses of $64,296.

For the three months ended March 31, 2021, cash used in operating activities was $1,160,682, attributable to a net loss of $1,830,232, and offset by a net change in our net operating assets and liabilities of $345,351 and non-cash charges of $324,199. Non-cash charges consisted of $153,453 in depreciation and amortization, $98,256 in right-of-use amortization, and $72,490 in stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase in accounts payable, accrued expenses, and other liabilities for a total of $370,892, offset by a decrease in lease liabilities of $105,986.

Investing activities

For the three months ended March 31, 2022, cash used in investing activities for the purchase of property and equipment was $120,368.

For the three months ended March 31, 2021, there was no cash used in or provided from investing activities.

Financing activities

For the three months ended March 31, 2022, cash used in financing activities was $141,006, attributable to repayments on a note payable of $135,457 and payments under lease obligations of $5,549.

For the three months ended March 31, 2021, cash used in financing activities was $144,991, consisting of deferred offering cost payments of $126,377, repayment of a notes payable of $23,643 and payments under lease obligations of $5,021 and offset partially by proceeds from the exercise of stock options of $10,050.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of March 31, 2022 due to the material weakness as disclosed in our Annual Report on Form 10-K, under Part II, Item 9A. Controls and Procedures, filed with the SEC on March 24, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer), does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

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

You should carefully review and consider the information regarding certain risks and uncertainties facing us that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K filed with the SEC on March 24, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit		Incorporated by Reference
File
Number	Description of Document	Schedule/Form	Number	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRl Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 11 day of May 2022.

FEMASYS INC.

Dated: May 11, 2022	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer
(Principal financial and accounting officer)