Form 10-Q
period 2022-06-30
FEMASYS INC
filed 2022-08-10
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The Registrant had 11,813,610 shares of common stock, $0.001 par value, outstanding as of August 5, 2022.

TABLE OF CONENTS

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. The forward-looking statements contained in this Quarterly Report on 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements

FEMASYS INC.
Balance Sheets
(unaudited)

Assets	June 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$19,116,419	24,783,029
Accounts receivable, net	113,960	84,258
Inventory, net	244,181	208,270
Other current assets	854,962	555,853
Total current assets	20,329,522	25,631,410
Property and equipment, at cost:
Leasehold improvements	1,195,637	1,155,332
Office equipment	99,344	99,344
Furniture and fixtures	424,947	424,947
Machinery and equipment	2,434,524	2,261,793
Construction in progress	461,735	379,713
	4,616,187	4,321,129
Less accumulated depreciation	(2,985,367)	(2,722,117)
Net property and equipment	1,630,820	1,599,012
Long-term assets:
Lease right-of-use assets, net	486,926	665,747
Intangible assets, net of accumulated amortization	10,601	25,093
Other long-term assets	663,083	655,418
Total long-term assets	1,160,610	1,346,258

Total assets	$23,120,952	28,576,680

(continued)

FEMASYS INC.
Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	June 30, 2022	December 31, 2021
Current liabilities:
Accounts payable	$428,325	445,522
Accrued expenses	551,828	603,787
Clinical holdback – current portion	36,238	18,947
Note payable – current portion	417,841	181,123
Lease liabilities – current portion	394,518	406,674
Other – current	36,037	36,037
Total current liabilities	1,864,787	1,692,090
Long-term liabilities:
Clinical holdback – long-term portion	109,139	149,791
Lease liabilities – long-term portion	209,098	402,417
Total long-term liabilities	318,237	552,208
Total liabilities	2,183,024	2,244,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized, 11,930,833 shares issued and 11,813,610 outstanding as of June 30,2022; and 11,921,388 shares issued 11,804,165 outstanding as of December 31, 2021	11,931	11,921
Treasury stock, 117,223 shares	(60,000)	(60,000)
Warrants	567,972	702,492
Additional paid-in-capital	108,675,491	108,418,304
Accumulated deficit	(88,257,466)	(82,740,335)
Total stockholders’ equity	20,937,928	26,332,382

Total liabilities and stockholders’ equity	$23,120,952	28,576,680

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$303,113	326,006	624,518	655,781
Cost of sales	102,353	107,627	225,028	200,669
Gross margin	200,760	218,379	399,490	455,112
Operating expenses:
Research and development	1,472,924	894,868	2,893,987	1,889,890
Sales and marketing	63,177	21,828	132,040	44,647
General and administrative	1,181,938	1,051,399	2,629,293	1,943,386
Depreciation and amortization	142,684	151,359	286,883	304,812
Total operating expenses	2,860,723	2,119,454	5,942,203	4,182,735
Loss from operations	(2,659,963)	(1,901,075)	(5,542,713)	(3,727,623)
Other income (expense):
Interest income, net	26,745	144	29,199	308
Other income	—	821,515	—	821,515
Interest expense	(883)	(3,643)	(3,617)	(7,491)
Other income, net	25,862	818,016	25,582	814,332

Net loss	$(2,634,101)	(1,083,059)	(5,517,131)	(2,913,291)

Net loss attributable to common stockholders, basic and diluted	$(2,634,101)	(1,083,059)	(5,517,131)	(2,913,291)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	(0.52)	(0.47)	(1.89)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,812,988	2,076,516	11,808,601	1,538,780

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	Equity
THREE MONTHS ENDED JUNE 30, 2022

Balance at March 31, 2022	11,921,388	$11,921	117,223	$(60,000)	$702,492	$108,462,663	$(85,623,365)	$23,493,711

Expiration of warrant					(134,520)	134,520		—
Issuance of common stock for cash upon exercise of options	9,445	10	—	—	—	16,141	—	16,151
Share-based compensation expense	—	—	—	—	—	62,167	—	62,167
Net loss	—	—	—	—	—	—	(2,634,101)	(2,634,101)

Balance at June 30, 2022	11,930,833	$11,931	117,223	$(60,000)	$567,972	$108,675,491	$(88,257,466)	$20,937,928

SIX MONTHS ENDED JUNE 30, 2022

Balance at December 31, 2021	11,921,388	$11,921	117,223	$(60,000)	$702,492	$108,418,304	$(82,740,335)	$26,332,382

Expiration of warrant					(134,520)	134,520		—
Issuance of common stock for cash upon exercise of options	9,445	10	—	—	—	16,141	—	16,151
Share-based compensation expense	—	—	—	—	—	106,526	—	106,526
Net loss	—	—	—	—	—	—	(5,517,131)	(5,517,131)

Balance at June 30, 2022	11,930,833	$11,931	117,223	$(60,000)	$567,972	$108,675,491	$(88,257,466)	$20,937,928

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Series B and Series C Redeemable Convertible											Total
	Preferred stock		Common stock		Treasury stock		Preferred stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	Equity (Deficit)
THREE MONTHS ENDED JUNE 30, 2021

Balance at March 31, 2021	55,835,833	$55,343,686	1,112,431	$1,112	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,808,487	$(77,032,722)	$(53,563,420)

Issuance of common stock for cash upon exercise of options	—	—	38,169	38	—	—	—	—	—	102,057	—	102,095
Issuance of common stock in connection with IPO, net	—	—	2,650,000	2,650	—	—	—	—	—	30,019,707	—	30,022,357
Automatic conversion of preferred stock in connection with IPO	(55,835,833)	(55,343,686)	8,116,343	8,116	—	—	(17,210,609)	(17,211)	—	55,352,781	—	55,343,686
Share-based compensation expense	—	—	—	—	—	—	—	—	—	58,046	—	58,046
Net loss	—	—	—	—	—	—	—	—	—	—	(1,083,059)	(1,083,059)

Balance at June 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,341,078	$(78,115,781)	$30,879,705

SIX MONTHS ENDED JUNE 30, 2021

Balance at December 31, 2020	55,835,833	$55,343,686	1,110,347	$1,110	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,725,949	$(75,202,490)	$(51,815,728)

Issuance of common stock for cash upon exercise of options	—	—	40,253	40	—	—	—	—	—	112,105	—	112,145
Issuance of common stock in connection with IPO, net	—	—	2,650,000	2,650	—	—	—	—	—	30,019,707	—	30,022,357
Automatic conversion of preferred stock in connection with IPO	(55,835,833)	(55,343,686)	8,116,343	8,116	—	—	(17,210,609)	(17,211)	—	55,352,781	—	55,343,686
Share-based compensation expense	—	—	—	—	—	—	—	—	—	130,536	—	130,536
Net loss	—	—	—	—	—	—	—	—	—	—	(2,913,291)	(2,913,291)

Balance at June 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,341,078	$(78,115,781)	$30,879,705

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,517,131)	(2,913,291)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	272,391	281,928
Amortization	14,492	22,884
Amortization of right-of-use assets	169,680	193,290
Share-based compensation expense	106,526	130,536
Loan and accrued interest forgiveness on note payable	—	(821,515)
Inventory reserve	2,900	—
Changes in operating assets and liabilities:
Accounts receivable	(29,702)	(33,047)
Inventory	(38,811)	(15,501)
Other assets	255,271	329,461
Accounts payable	(74,957)	165,789
Accrued expenses and other	(76,959)	(1,017,803)
Lease liabilites	(194,235)	(210,045)
Other liabilities	(23,361)	5,933

Net cash used in operating activities	(5,133,896)	(3,881,381)
Cash flows from investing activities:
Purchases of property and equipment	(295,058)	(12,512)

Net cash used in investing activities	(295,058)	(12,512)
Cash flows from financing activities:
Proceeds from issuance of common stock	16,151	31,725,645
Payments of deferred offering costs	(13,905)	(1,243,960)
Repayment of note payable	(228,662)	(40,980)
Payments under lease obligations	(11,240)	(10,170)

Net cash (used in) provided by in financing activities	(237,656)	30,430,535

Net change in cash and cash equivalents	(5,666,610)	26,536,642
Cash and cash equivalents:
Beginning of period	24,783,029	3,322,226

End of period	$19,116,419	29,858,868

Supplemental cash flow information
Cash paid for:
Interest	$3,617	4,130
Income taxes	$800	800
Non-cash financing activities:
Prepaid insurance financed with promissory notes	$417,841	470,556
Deferred offering costs included in accounts payable and accrued expenses	$82,760	334,683
Conversion of convertible preferred stock to common stock	$—	55,360,897

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

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemBloc® (FemBloc), the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology and is presently completing a validation study under an approved Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA). FemaSeed® (FemaSeed), a solution which enables directed intrauterine insemination to improve on traditional intrauterine insemination (IUI) and provides a lower cost option to in vitro fertilization methods, received approval in April 2021 from the FDA on its IDE and the clinical study was initiated in July 2021. FemVue® (FemVue), a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Europe, Japan, and Canada. FemChec® (FemChec), allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success) and is part of the FemBloc validation study. FemCerv® (FemCerv) is a solution for complete tissue sampling with minimal contamination of the endocervical canal as an alternative to the single biopsy method, and is approved for sale in the U.S. and Europe.    FemCath™ (FemCath), allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of stock options, warrants, useful lives of property and equipment, intangible assets, and the pre-initial public offering (IPO) valuation of our common stock and preferred stock. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

Liquidity

As of June 30, 2022, the Company has cash and cash equivalents of $19,116,419. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue from the sale of FemVue to support the Company’s research and development activities, largely in connection with FemBloc and FemaSeed. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the six months ended June 30, 2022, the Company generated a net loss of $5,517,131. The Company expects such losses to increase over the next few years as the Company advances FemBloc and FemaSeed through clinical development until FDA approval is received and the products are available to be marketed.

The Company believes that its cash and cash equivalents as of June 30, 2022 will be sufficient to fund our ongoing operations at least 12 months from the date of filing these financial statements.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
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

As of June 30, 2022 and December 31, 2021, money market funds included in cash and cash equivalents on the balance sheets were $18,733,783 and $24,388,443, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

(3)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	June 30, 2022	December 31, 2021
Materials	$137,490	111,531
Work in progress	98,403	12,795
Finished goods	8,288	83,944
Inventory, net	$244,181	208,270

The FemVue reserve for slow moving, obsolete, or unusable inventories was $1,292 and $850 as of June 30, 2022 and December 31, 2021, respectively.

(4)	Accrued Expenses

Accrued expenses consisted of the following:

	June 30, 2022	December 31, 2021
Clinical trial costs	$315,027	301,730
Compensation costs	132,888	98,272
Franchise taxes	—	103,020
Other	103,913	100,765
Accrued expenses	$551,828	603,787

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(5)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the six months ended June 30, 2022:

Balance at December 31, 2021	$168,738
Clinical holdback retained	10,660
Clinical holdback paid	(34,021)
Balance at June 30, 2022	$145,377
Less: clinical holdback - current portion	(36,238)
Clinical holdback - long-term portion	$109,139

(6)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. For the three and six months ended June 30, 2022 and 2021, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of June 30, 2022 or 2021.

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

The following table summarizes our FemVue sales by geographic region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Primary geographical markets
U.S.	$303,113	268,019	566,473	539,749
International	—	57,987	58,045	116,032
Total	$303,113	326,006	624,518	655,781

(7)	Commitments and Contingencies

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2022 and December 31, 2021.

(8)	Notes Payable

AFCO Credit Corporation (AFCO)

In June 2022, the Company executed a promissory note with AFCO to finance certain insurance premiums totaling $465,380, requiring the Company to pay $47,539 in a down payment and make monthly installment payments. The annual interest rate is 5.71% and the monthly installment is $47,539, which represents principal and interest.

As of June 30, 2022 and December 31, 2021, the principal balance on the AFCO notes was $417,841 and $181,123, respectively and is included in Notes payable – current portion in the accompanying balance sheets. Interest expense in connection with the AFCO promissory notes was $86 and $946 for the three months ended June 30, 2022 and 2021, respectively; and interest expense was $1,882 and $1,324 for the six months ended June 30, 2022 and 2021

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(9)	Redeemable Convertible Preferred Stock and Stockholders’ Equity

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

As of June 30, 2022, the Company had 11,813,610 shares of common stock outstanding, and no dividends have been declared or paid.

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

As of June 30, 2022, the total number of shares of common stock reserved for future awards under the 2021 Plan is 1,313,137.

Activity under the stock option plans was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining contracted term in years	Aggregate intrinsic value
Outstanding at December 31, 2021	689,995	$3.58		$683,531
Granted	270,170	6.71
Expired	(3,334)	27.00
Forfeited	(834)	6.12
Outstanding at March 31, 2022	955,997	$4.38	6.47	$125,279
Granted	51,000	1.50
Exercised	(9,445)	1.71
Expired	(278)	27.00
Forfeited	(46,668)	3.27
Outstanding at June 30, 2022	950,606	$4.30	6.55	$181,745

Vested and exercisable at June 30, 2022	476,941	$3.71	5.08	$57,557

Options granted under our 2021 Plan for the six months ended June 30, 2022 to employees and nonemployees were 253,170 and 68,000, respectively, and the weighted average exercise prices were $6.96 and $1.88, respectively. Included in awards granted to employees are 140,000 of performance based options that vest on achieving certain clinical related milestones. The weighted-average fair values of the options granted to employees and nonemployees were $2.34 and $1.55, respectively and were estimated using the following weighted-average assumptions:

	Employee	Nonemployee
Expected term (in years)	6.47	5.63
Risk‑free interest rate	1.74%	2.67%
Dividend yield	—%	—%
Expected volatility	107.23%	109.67%

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The intrinsic value of options exercised during the six months ended June 30, 2022 was $3,306. The intrinsic value represents the dollar value of the exercised stock options whereby the fair market value of the underlying common stock exceeded the exercise price of the stock option as of the exercise date.

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

As of June 30, 2022, 100,000 shares are outstanding, and none are exercisable.

(c)	Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying statement of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$33,436	29,205	62,575	64,702
Sales and marketing	1,216	936	2,342	1,861
General and administrative	27,515	27,905	41,609	63,973
Total share-based compensation expense	$62,167	58,046	106,526	130,536

As June 30, 2022, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $1,123,502, which includes $463,311 of compensation expense to be recognized upon achieving certain performance conditions. For service based awards, the $660,191 of unrecognized expense is expected to be recognized over a weighted average period of 3.0 years.

(d)	Employee Stock Purchase Plan

In June 2021, in connection with the IPO, our Employee Stock Purchase Plan (ESPP) became effective which was adopted by our Board of Directors in February 2021 and our stockholders approved the 2021 ESPP Plan in March 2021. The ESPP is administered by our compensation committee.

As of June 30, 2022, the total number of shares of common stock reserved for future awards under the ESPP Plan is 284,707, and no shares of our common stock have been purchased under the ESPP.

(11)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss attributable to common stockholders, basic & diluted	$(2,634,101)	(1,083,059)	(5,517,131)	(2,913,291)
Weighted-average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,812,988	2,076,516	11,808,601	1,538,780
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	(0.52)	(0.47)	(1.89)

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Options to purchase common stock	1,050,606	699,636	1,050,606	699,636
Warrants to purchase to common stock	233,460	244,572	233,460	244,572
Total potential shares	1,284,066	944,208	1,284,066	944,208

(12)	Subsequent Events

On July 1, 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) establishing an “at-the-market” facility, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent.

As of August 10, 2022, no shares had been sold under the Equity Distribution Agreement.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

The following table shows our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change	% Change
Sales	$303,113	326,006	(22,893)	-7.0%
Cost of sales	102,353	107,627	(5,274)	-4.9%
Gross margin	200,760	218,379	(17,619)	-8.1%
Operating expenses:
Research and development	1,472,924	894,868	578,056	64.6%
Sales and marketing	63,177	21,828	41,349	189.4%
General and administrative	1,181,938	1,051,399	130,539	12.4%
Depreciation and amortization	142,684	151,359	(8,675)	-5.7%
Total operating expenses	2,860,723	2,119,454	741,269	35.0%
Loss from operations	(2,659,963)	(1,901,075)	(758,888)	39.9%
Other income (expense):
Interest income	26,745	144	26,601	18472.9%
Other income	—	821,515	(821,515)	-100.0%
Interest expense	(883)	(3,643)	2,760	-75.8%
Other income, net	25,862	818,016	(792,154)	-96.8%
Net loss	$(2,634,101)	(1,083,059)	(1,551,042)	143.2%

Sales

Sales decreased by $22,893, or 7.0%, to $303,113 for the three months ended June 30, 2022 from $326,006 for the three months ended June 30, 2021. U.S. sales increased by $35,094, or 13.1%, for the three months ended June 30, 2022 as compared to the same period last year; however, there were no international sales for the three months ended June 30, 2022 as compared to $57,987 reported for the same period last year resulting in a net decrease of $22,893 in sales.  U.S. units sold increased by 12.6% for the three months ended June 30, 2022 as compared to the same period last year.

Cost of sales and gross margin percentage

Cost of sales decreased by $5,274, or 4.9%, to $102,353 for the three months ended June 30, 2022 from $107,627 for the three months ended June 30, 2021. The decrease in cost of sales was largely due to our sales mix as our U.S. sales have a higher gross margin as compared to our international sales.   Gross margin percentage was 66.2% for the three months ended June 30, 2022 as compared to 67.0% for the three months ended June 30, 2021. We expect to see improvement in our gross margin in the future as we are investing in equipment and tooling which will enable us to reduce labor in certain manufacturing processes and reduce material costs as well.

Research and development
The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended June 30,
	2022	2021
Compensation and related personnel costs	$790,292	648,148
Clinical-related costs	377,058	143,385
Material and development costs	175,527	87,272
Professional and outside consultant costs	116,692	—
Other costs	13,355	16,063
Total research and development expenses	$1,472,924	894,868

R&D expenses increased by $578,056, or 64.6%, to $1,472,924 for the three months ended June 30, 2022 from $894,868 for the three months ended June 30, 2021. The net increase of $578,056 largely consists of  an increase of $142,144 in compensation and related personnel costs primarily due to an increase in headcount, an increase of $233,673 in clinical-related costs, an increase of $88,255 in material and development costs, and an increase of $116,692 in professional and outside consultant costs, all to mainly support our clinical trials.

Sales and marketing

Sales and marketing expenses increased by $41,349, or 189.4%, to $63,177 for the three months ended June 30, 2022 from $21,828 for the three months ended June 30, 2021 largely due to an increase in compensation and related personnel costs due to an increase in headcount and additional marketing costs.

General and administrative

General and administrative expenses increased by $130,539, or 12.4%, to $1,181,938 for the three months ended June 30, 2022 from $1,051,399 for the three months ended June 30, 2021. The net increase was largely due to an increase in salaries and related personnel costs due to an increase in headcount, an increase in facility and other allocated overhead costs mainly for additional directors & officers insurance and offset by a decrease in professional costs for legal and accounting.

Depreciation and amortization

Depreciation and amortization expenses decreased by $8,675, or 5.7%, to $142,684 for the three months ended June 30, 2022 from $151,359 for the three months ended June 30, 2021 due to reduction of depreciation expense associated with the Company’s fixed assets and amortization expense associated with the Company’s intangible assets.

Other income (expense)

Other income, net decreased by $792,154, or 96.8%, to $25,862 for the three months ended June 30, 2022 from $818,016 for the three months ended June 30, 2021 mainly due to the Small Business Administration approval of our Paychex Protection Program loan forgiveness in June 2021.

Results of Operations

Comparison of the Six Months Ended June 30, 2022 and 2021

The following table shows our results of operations for the six months ended June 30, 2022 and 2021:
	Six Months Ended June 30,
	2022	2021	Change	% Change
Sales	$624,518	655,781	(31,263)	-4.8%
Cost of sales	225,028	200,669	24,359	12.1%
Gross margin	399,490	455,112	(55,622)	-12.2%
Operating expenses:
Research and development	2,893,987	1,889,890	1,004,097	53.1%
Sales and marketing	132,040	44,647	87,393	195.7%
General and administrative	2,629,293	1,943,386	685,907	35.3%
Depreciation and amortization	286,883	304,812	(17,929)	-5.9%
Total operating expenses	5,942,203	4,182,735	1,759,468	42.1%
Loss from operations	(5,542,713)	(3,727,623)	(1,815,090)	48.7%
Other income (expense):
Interest income	29,199	308	28,891	9380.2%
Other income	—	821,515	(821,515)	-100.0%
Interest expense	(3,617)	(7,491)	3,874	-51.7%
Other income, net	25,582	814,332	(788,750)	-96.9%
Net loss	$(5,517,131)	(2,913,291)	(2,603,840)	89.4%

Sales

Sales decreased by $31,263, or 4.8%, to $624,518 for the six months ended June 30, 2022 from $655,781 for the six months ended June 30, 2021. The $31,263 net decrease was largely attributable to the increase in U.S. sales of $26,724 for the six months ended June 30, 2022 as compared to the same period last year, which were offset by the decrease of $57,987 in international sales for the six months ended June 30, 2022 as compared to the same period last year.   U.S. units sold increased by 4.1% for the six months ended June 30, 2022 as compared to the same period last year. International sales were $58,045 and $116,032 for both the six months ended June 30, 2022 and 2021, respectively.

Cost of sales and gross margin percentage

Cost of sales increased by $24,359, or 12.1%, to $225,028 for the six months ended June 30, 2022 from $200,669 for the six months ended June 30, 2021. The increase in cost of sales was mainly due to increased production personnel labor and overhead costs applied to our cost of sales for the six months ended June 30, 2022 as compared to the same period last year. Gross margin percentage was 64.0% for the six months ended June 30, 2022 as compared to 69.4% for the six months ended June 30, 2021. We expect to see improvement in our gross margin in the future as we are investing in equipment and tooling which will enable us to reduce labor in certain manufacturing processes and reduce material costs as well.

Research and development
The following table summarizes our R&D expenses incurred during the periods presented:

	Six Months Ended June 30,
	2022	2021
Compensation and related personnel costs	$1,555,084	1,324,694
Clinical-related costs	821,028	316,859
Material and development costs	306,977	201,390
Professional and outside consultant costs	185,356	6,826
Other costs	25,542	40,121
Total research and development expenses	$2,893,987	1,889,890

R&D expenses increased by $1,004,097, or 53.1%, to $2,893,987 for the six months ended June 30, 2022 from $1,889,890 for the six months ended June 30, 2021. The net increase of $1,004,097 largely consists of an increase of $230,390 in compensation and related personnel costs primarily due to an increase in headcount, an increase of $504,169 in clinical-related costs, an increase of $105,587 in material and development costs and an increase of $178,530 in professional and outside consultant costs mainly to support our clinical trials.

Sales and marketing

Sales and marketing expenses increased by $87,393, or 195.7%, to $132,040 for the six months ended June 30, 2022 from $44,647 for the six months ended June 30, 2021 largely due to an increase in compensation and related personnel costs due to an increase in headcount and additional marketing costs mainly associated with our FemVue social media campaign earlier this year.

General and administrative

General and administrative expenses increased by $685,907, or 35.3%, to $2,629,293 for the six months ended June 30, 2022 from $1,943,386 for the six months ended June 30, 2021. The increase was largely due to various additional costs associated with being a public company including an increase in salaries and related personnel costs due to an increase in headcount and an increase in facility and other allocated overhead costs mainly for additional directors & officers insurance.

Depreciation and amortization

Depreciation and amortization expenses decreased by $17,929, or 5.9%, to $286,883 for the six months ended June 30, 2022 from $304,812 for the six months ended June 30, 2021 due to reduction of depreciation expense associated with the Company’s fixed assets and amortization expense associated with the Company’s intangible assets.

Other income (expense)

Other income, net decreased by $788,750, or 96.9%, to $25,582 for the six months ended June 30, 2022 from $814,332 for the six months ended June 30, 2021 mainly due to the Small Business Administration approval of our Paychex Protection Program loan forgiveness in June 2021.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through June 30, 2022, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of June 30, 2022, we had $19,116,419 of cash and cash equivalents and an accumulated deficit of $88,257,466.

On June 22, 2021, we closed on our IPO in which we issued and sold 2,650,000 shares of our authorized common stock. Net proceeds received, after deducting underwriting discounts, commissions, and legal expenses, were $31,613,500.

On July 1 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent. As of August 10, 2022, no shares had been sold under the Equity Distribution Agreement.

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

Our cash and cash equivalents as of June 30, 2022 will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates.  However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment

Cash Flows

Comparison of the Six Months Ended June 30, 2022 and 2021
The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(5,133,896)	(3,881,381)
Net cash used in investing activities	(295,058)	(12,512)
Net cash (used in) provided by financing activities	(237,656)	30,430,535
Net change in cash and cash equivalents	$(5,666,610)	26,536,642

Operating activities

For the six months ended June 30, 2022, cash used in operating activities was $5,133,896, attributable to a net loss of $5,517,131, a net change in our net operating assets and liabilities of $182,754 and offset partially by non-cash charges of $565,989. Non-cash charges largely consisted of $286,883 in depreciation and amortization, $169,680 in right-of-use amortization, and $106,526 in stock-based compensation.  The change in our net operating assets and liabilities was primarily due to a decrease of $151,916 in accounts payable and accrued expenses, a decrease of $194,235 in lease liabilities, which were offset partially offset by a decrease in other assets of $255,271.

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

Investing activities

For the six months ended June 30, 2022, cash used in investing activities for the purchase of property and equipment was $295,058.

For the six months ended June 30, 2021, cash used in investing activities for the purchase of property and equipment was $12,512.

Financing activities

For the six months ended June 30, 2022, cash used in financing activities was $237,656, attributable to repayments on notes payable of $228,662, payments under lease obligations of $11,240, a deferred offering cost payment of $13,905, and offset by proceeds from the exercise of a stock option of $16,151.

For the six months ended June 30, 2021, cash provided by financing activities was $30,430,535, attributable to net proceeds from our IPO of $30,369,540, exercise of stock options totaling $112,145, and offset by repayments on notes payable of $40,980 and payments under lease obligations of $10,170.

Government Regulation

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

FDA has issued several guidance documents addressing the de novo classification process and the contents of de novo classification requests and, on October 5, 2021, the FDA published a final rule to establish regulations for the de novo classification process. The regulation defines the requirements for the de novo classification process, including requirements related to the format and content of de novo requests, as well as processes and criteria for accepting, granting, declining and withdrawing de novo requests.

Under the Food and Drug Administration Safety and Innovation Act (FDASIA) and the final rule, the FDA is required to issue an order classifying the device within 120 days following receipt of the de novo request or receipt of additional information that results in the de novo request being accepted, but in practice the time for FDA review of de novo classification requests has historically been significantly longer. Under the Food and Drug Administration Reauthorization Act (FDARA), Congress implemented user fees for de novo classification requests and FDA committed to performance goals for their review.

If the manufacturer seeks de novo classification into Class II, the manufacturer must include, among other information, a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may decline the de novo classification request if it identifies a legally marketed predicate device or otherwise determines the device has already been classified, or determines that general controls or general and special controls are insufficient to provide reasonable assurance of safety and effectiveness of the device, among other reasons for declining a de novo request listed in the final rule. Devices that are classified into class I or class II in response to a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of June 30, 2022 due to the material weakness as disclosed in our Annual Report on Form 10-K, under Part II, Item 9A. Controls and Procedures, filed with the SEC on March 24, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Incorporated by Reference
Exhibit			File
Number	Description of Document	Schedule/Form	Number	Exhibit	Filing Date

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRl Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 10th day of August 2022.

FEMASYS INC.

Dated: August 10, 2022	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer
(Principal financial and accounting officer)