Form 10-Q
period 2022-09-30
FEMASYS INC
filed 2022-11-10
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The Registrant had 11,813,610 shares of common stock, $0.001 par value, outstanding as of November 8, 2022.

TABLE OF CONENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential,” “hope” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

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

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements

FEMASYS INC.
Balance Sheets
(unaudited)

Assets	September 30, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$16,005,650	24,783,029
Accounts receivable, net	183,130	84,258
Inventory, net	343,136	208,270
Other current assets	760,573	555,853
Total current assets	17,292,489	25,631,410
Property and equipment, at cost:
Leasehold improvements	1,195,637	1,155,332
Office equipment	99,344	99,344
Furniture and fixtures	424,947	424,947
Machinery and equipment	2,434,524	2,261,793
Construction in progress	503,312	379,713
	4,657,764	4,321,129
Less accumulated depreciation	(3,115,551)	(2,722,117)
Net property and equipment	1,542,213	1,599,012
Long-term assets:
Lease right-of-use assets, net	402,063	665,747
Intangible assets, net of accumulated amortization	5,759	25,093
Other long-term assets	789,616	655,418
Total long-term assets	1,197,438	1,346,258

Total assets	$20,032,140	28,576,680

(continued)

FEMASYS INC.
Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	September 30, 2022	December 31, 2021
Current liabilities:
Accounts payable	$419,110	445,522
Accrued expenses	649,615	603,787
Clinical holdback - current portion	36,238	18,947
Note payable	280,577	181,123
Lease liabilities – current portion	386,139	406,674
Other	36,037	36,037
Total current liabilities	1,807,716	1,692,090
Long-term liabilities:
Clinical holdback - long-term portion	101,804	149,791
Lease liabilities – long-term portion	115,773	402,417
Total long-term liabilities	217,577	552,208
Total liabilities	2,025,293	2,244,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized, 11,930,833 shares issued and 11,813,610 outstanding as of September 30,2022; and 11,921,388 shares issued 11,804,165 outstanding as of December 31, 2021	11,931	11,921
Treasury stock, 117,223 shares	(60,000)	(60,000)
Warrants	567,972	702,492
Additional paid-in-capital	108,727,253	108,418,304
Accumulated deficit	(91,240,309)	(82,740,335)
Total stockholders’ equity	18,006,847	26,332,382

Total liabilities and stockholders’ equity	$20,032,140	28,576,680

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	$347,456	269,581	971,974	925,362
Cost of sales	131,451	105,403	356,479	306,072
Gross margin	216,005	164,178	615,495	619,290
Operating expenses:
Research and development	1,648,160	1,140,577	4,542,147	3,030,467
Sales and marketing	90,374	43,284	222,414	87,931
General and administrative	1,395,063	1,087,363	4,024,356	3,030,749
Depreciation and amortization	139,597	144,399	426,480	449,211
Total operating expenses	3,273,194	2,415,623	9,215,397	6,598,358
Loss from operations	(3,057,189)	(2,251,445)	(8,599,902)	(5,979,068)
Other income (expense):
Interest income, net	80,373	1,649	109,572	1,957
Other income	—	—	—	821,515
Interest expense	(6,005)	(7,055)	(9,622)	(14,546)
Other expense	(22)	(2,850)	(22)	(2,850)
Other income (expense), net	74,346	(8,256)	99,928	806,076

Net loss	$(2,982,843)	(2,259,701)	(8,499,974)	(5,172,992)

Net loss attributable to common stockholders, basic and diluted	$(2,982,843)	(2,259,701)	(8,499,974)	(5,172,992)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	(0.19)	(0.72)	(1.04)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,813,610	11,799,720	11,810,289	4,996,680

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	Equity
THREE MONTHS ENDED SEPTEMBER 30, 2022

Balance at June 30, 2022	11,930,833	$11,931	117,223	$(60,000)	$567,972	$108,675,491	$(88,257,466)	$20,937,928

Share-based compensation expense	—	—	—	—	—	51,762	—	51,762
Net loss	—	—	—	—	—	—	(2,982,843)	(2,982,843)

Balance at September 30, 2022	11,930,833	$11,931	117,223	$(60,000)	$567,972	$108,727,253	$(91,240,309)	$18,006,847

NINE MONTHS ENDED SEPTEMBER 30, 2022

Balance at December 31, 2021	11,921,388	$11,921	117,223	$(60,000)	$702,492	$108,418,304	$(82,740,335)	$26,332,382

Expiration of warrant	—	—	—	—	(134,520)	134,520	—	—
Issuance of common stock for cash upon exercise of options	9,445	10	—	—	—	16,141	—	16,151
Share-based compensation expense	—	—	—	—	—	158,288	—	158,288
Net loss	—	—	—	—	—	—	(8,499,974)	(8,499,974)

Balance at September 30, 2022	11,930,833	$11,931	117,223	$(60,000)	$567,972	$108,727,253	$(91,240,309)	$18,006,847

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity (Deficit)
(unaudited)

	Series B and Series C Redeemable Convertible											Total
	Preferred stock		Common stock		Treasury stock		Preferred stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	Equity (Deficit)
THREE MONTHS ENDED SEPTEMBER 30, 2021

Balance at June 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,341,078	$(78,115,781)	$30,879,705

Share-based compensation expense	—	—	—	—	—	—	—	—	—	33,388	—	33,388
Net loss	—	—	—	—	—	—	—	—	—	—	(2,259,701)	(2,259,701)

Balance at September 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,374,466	$(80,375,482)	$28,653,392

NINE MONTHS ENDED SEPTEMBER 30, 2021

Balance at December 31, 2020	55,835,833	$55,343,686	1,110,347	$1,110	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,725,949	$(75,202,490)	$(51,815,728)

Issuance of common stock for cash upon exercise of options	—	—	40,253	40	—	—	—	—	—	112,105	—	112,145
Issuance of common stock in connection with IPO, net	—	—	2,650,000	2,650	—	—	—	—	—	30,019,707	—	30,022,357
Automatic conversion of preferred stock in connection with IPO	(55,835,833)	(55,343,686)	8,116,343	8,116	—	—	(17,210,609)	(17,211)	—	55,352,781	—	55,343,686
Share-based compensation expense	—	—	—	—	—	—	—	—	—	163,924	—	163,924
Net loss	—	—	—	—	—	—	—	—	—	—	(5,172,992)	(5,172,992)

Balance at September 30, 2021	—	$—	11,916,943	$11,916	117,223	$(60,000)	—	$—	$702,492	$108,374,466	$(80,375,482)	$28,653,392

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(8,499,974)	(5,172,992)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	407,146	417,188
Amortization	19,334	32,023
Amortization of right-of-use assets	249,972	284,519
Share-based compensation expense	158,288	163,924
Loan and accrued interest forgiveness on note payable	—	(821,515)
Inventory reserve	3,800	—
Loss on disposal of fixed asset	—	2,850
Changes in operating assets and liabilities:
Accounts receivable	(98,872)	(17,669)
Inventory	(138,666)	(18,958)
Other assets	359,307	498,878
Accounts payable	(49,449)	(237,443)
Accrued expenses	45,828	(510,730)
Lease liabilites	(290,104)	(312,893)
Other liabilities	(30,696)	9,935

Net cash used in operating activities	(7,864,086)	(5,682,883)
Cash flows from investing activities:
Purchases of property and equipment	(313,598)	(188,245)

Net cash used in investing activities	(313,598)	(188,245)
Cash flows from financing activities:
Proceeds from issuance of common stock	16,151	31,725,645
Payments of deferred offering costs	(232,845)	(1,578,643)
Repayment of note payable	(365,926)	(302,343)
Payments under lease obligations	(17,075)	(15,448)

Net cash (used in) provided by in financing activities	(599,695)	29,829,211

Net change in cash and cash equivalents	(8,777,379)	23,958,083
Cash and cash equivalents:
Beginning of period	24,783,029	3,322,226

End of period	$16,005,650	27,280,309

Supplemental cash flow information
Cash paid for:
Interest	$9,622	11,155
Income taxes	$5,050	800
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable	$23,037	—
Prepaid insurance financed with promissory notes	$280,577	320,866
Conversion of convertible preferred stock to common stock	$—	55,360,897

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

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemBloc® (FemBloc), the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology and is presently completing a validation study under an approved Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA). FemaSeed® (FemaSeed), a solution which enables directed intrauterine insemination to improve on traditional intrauterine insemination (IUI) and provides a lower cost option to in vitro fertilization methods, received approval in April 2021 from the FDA on its original IDE and the clinical study was initiated in July 2021. An updated study design received approval in October 2022 from the FDA. FemVue® (FemVue), a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemChec® (FemChec), allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success) and is part of the FemBloc validation study. FemCerv® (FemCerv) is a solution for complete tissue sampling with minimal contamination of the endocervical canal as an alternative to the single biopsy method, and is approved for sale in the U.S..    FemCath™ (FemCath), allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S.

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

Liquidity

As of September 30, 2022, the Company has cash and cash equivalents of $16,005,650. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue largely from the sale of FemVue to support the Company’s research and development activities, largely in connection with FemBloc and FemaSeed. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the nine months ended September 30, 2022, the Company generated a net loss of $8,499,974. The Company expects such losses to increase over the next few years as the Company advances FemBloc and FemaSeed through clinical development until FDA approval is received and the products are available to be marketed.

The Company believes that its cash and cash equivalents as of September 30, 2022 will be sufficient to fund our ongoing operations at least 12 months from the date of filing these financial statements.

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

As of September 30, 2022 and December 31, 2021, money market funds included in cash and cash equivalents on the balance sheets were $15,750,933 and $24,388,443, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

(3)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	September 30,	December 31,
	2022	2021
Materials	$196,508	111,531
Work in progress	78,777	12,795
Finished goods	67,851	83,944
Inventory, net	$343,136	208,270

The FemVue reserve for slow moving, obsolete, or unusable inventories was $1,803 and $850 as of September 30, 2022 and December 31, 2021, respectively.

(4)	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2022	2021
Clinical trial costs	$401,967	301,730
Compensation costs	143,470	98,272
Franchise taxes	—	103,020
Other	104,178	100,765
Accrued expenses	$649,615	603,787

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(5)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the nine months ended September 30, 2022:

Balance at December 31, 2021	$168,738
Clinical holdback retained	17,634
Clinical holdback paid	(48,330)
Balance at September 30, 2022	$138,042
Less: clinical holdback - current portion	(36,238)
Clinical holdback - long-term portion	$101,804

(6)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. For the three and nine months ended September 30, 2022 and 2021, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of September 30, 2022 or 2021.

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

The following table summarizes our FemVue sales by geographic region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2022	2021	2022	2021
U.S.	$289,642	211,536	856,115	751,285
International	57,814	58,045	115,859	174,077
Total	$347,456	269,581	971,974	925,362

(7)	Commitments and Contingencies

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2022 and December 31, 2021.

(8)	Notes Payable

AFCO Credit Corporation (AFCO)

In June 2022, the Company executed a promissory note with AFCO to finance certain insurance premiums totaling $465,380, requiring the Company to pay $47,539 in a down payment and make monthly installment payments. The annual interest rate is 5.71% and the monthly installment is $47,539, which represents principal and interest.

As of September 30, 2022 and December 31, 2021, the principal balance on the AFCO notes was $280,577 and $181,123, respectively and is included in Notes payable – current portion in the accompanying balance sheets. Interest expense in connection with the AFCO promissory notes was $5,352 and $5,846 for the three months ended September 30, 2022 and 2021, respectively; and interest expense was $7,235 and $7,170 for the nine months ended September 30, 2022 and 2021.

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

In July 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related prospectus (the “Prospectus”) establishing an “at-the-market” facility, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. As of September 30, 2022, no shares had been sold under the Equity Distribution Agreement.

As of September 30, 2022, no dividends have been declared or paid since inception.

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

As of September 30, 2022, the total number of shares of common stock reserved for future awards under the 2021 Plan is 1,292,170.

Activity under the stock option plans was as follows:

			Weighted
			average
		Weighted	remaining
		average	contracted	Aggregate
	Number of	exercise	term in	intrinsic
	options	price	years	value
Outstanding at December 31, 2021	689,995	$3.58		$683,531
Granted	270,170	6.71
Expired	(3,334)	27.00
Forfeited	(834)	6.12
Outstanding at March 31, 2022	955,997	$4.38	6.47	$125,279
Granted	51,000	1.50
Exercised	(9,445)	1.71
Expired	(278)	27.00
Forfeited	(46,668)	3.27
Outstanding at June 30, 2022	950,606	$4.30	6.55	$181,745
Granted	34,300	1.68
Forfeited	(13,333)	5.14
Outstanding at September 30, 2022	971,573	$4.19	6.42	$—

Vested and exercisable at September 30, 2022	481,385	$3.73	4.84	$—

Options granted under our 2021 Plan for the nine months ended September 30, 2022 to employees and nonemployees were 287,470 and 68,000, respectively, and the weighted average exercise prices were $6.33 and $1.88, respectively. Included in awards granted to employees are 140,000 performance-based options that vest on achieving certain clinical related milestones. The weighted-average fair values of the options granted to employees and nonemployees were $2.23 and $1.55, respectively and were estimated using the following weighted-average assumptions:

	Employee	Nonemployee
Expected term (in years)	6.44	5.63
Risk‑free interest rate	1.93%	2.67%
Dividend yield	—%	—%
Expected volatility	107.52%	109.67%

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The intrinsic value of options exercised during the nine months ended September 30, 2022 was $3,306. The intrinsic value represents the dollar value of the exercised stock options whereby the fair market value of the underlying common stock exceeded the exercise price of the stock option as of the exercise date.

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

As of September 30, 2022, 100,000 shares are outstanding, and none are exercisable.

(c)	Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying statement of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$10,820	21,889	73,395	86,591
Sales and marketing	1,515	952	3,857	2,813
General and administrative	39,427	10,547	81,036	74,520
Total share-based compensation expense	$51,762	33,388	158,288	163,924

As September 30, 2022, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $1,079,749, which includes $463,311 of compensation expense to be recognized upon achieving certain performance conditions. For service-based awards, the $616,438 of unrecognized expense is expected to be recognized over a weighted average period of 3.0 years.

(d)	Employee Stock Purchase Plan

In June 2021, in connection with the IPO, our Employee Stock Purchase Plan (ESPP) became effective which was adopted by our Board of Directors in February 2021 and our stockholders approved the 2021 ESPP Plan in March 2021. The ESPP is administered by our compensation committee.

As of September 30, 2022, the total number of shares of common stock reserved for future awards under the ESPP Plan is 284,707, and no shares of our common stock have been purchased under the ESPP.

(11)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss attributable to common stockholders, basic & diluted	$(2,982,843)	(2,259,701)	(8,499,974)	(5,172,992)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,813,610	11,799,720	11,810,289	4,996,680
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	(0.19)	(0.72)	(1.04)

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Options to purchase common stock	1,071,573	696,163	1,071,573	696,163
Warrants to purchase to common stock	233,460	244,572	233,460	244,572
Total potential shares	1,305,033	940,735	1,305,033	940,735

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on March 24, 2022. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential,” “hope” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

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

Clinical Update

On October 20, 2022, we announced an updated study design for our FemaSeed pivotal trial, which will now focus on couples experiencing male factor infertility. This update reflects a revised strategy to address this underserved population experiencing infertility with a goal of facilitating accelerated enrollment. The FemaSeed LOCAL de novo clinical trial is a prospective multi-center, unblinded study (NCT04968847) requiring evaluation of up to 214 women undergoing 214 FemaSeed cycles due to male factor infertility. The primary endpoints of the study are to determine the effectiveness (pregnancy rate) and safety over a period of seven weeks post-FemaSeed procedure. Study enrollment is expected to be completed in 2023. FemaSeed features intrauterine directional delivery that deposits sperm locally and directly to the fallopian tube where conception occurs. As the first and only approach, presenting significant advantages over existing artificial insemination solutions, it is intended to become a first-line treatment for infertility.

About Male Factor Infertility

Of all infertility cases, approximately 40–50% is reportedly due to male factor infertility, which represents a dramatic increase in prevalence over the past 40 years. Sperm counts worldwide have declined by over 50% between 1973 and 2011, with an increasing proportion of men having sperm counts below the threshold to be deemed sub-fertile or infertile. Assisted forms of reproductive treatment such as in-vitro fertilization (“IVF”) or intracytoplasmic sperm injection (“ICSI”) are both effective first-line treatments but are associated with significant costs (approximately $30,000), are often not covered by health insurance and may pose clinical risks.

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

The following table shows our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change	% Change
Sales	$347,456	269,581	77,875	28.9%
Cost of sales	131,451	105,403	26,048	24.7%
Gross margin	216,005	164,178	51,827	31.6%
Operating expenses:
Research and development	1,648,160	1,140,577	507,583	44.5%
Sales and marketing	90,374	43,284	47,090	108.8%
General and administrative	1,395,063	1,087,363	307,700	28.3%
Depreciation and amortization	139,597	144,399	(4,802)	-3.3%
Total operating expenses	3,273,194	2,415,623	857,571	35.5%
Loss from operations	(3,057,189)	(2,251,445)	(805,744)	35.8%
Other income (expense):
Interest income	80,373	1,649	78,724	4774.0%
Interest expense	(6,005)	(7,055)	1,050	-14.9%
Other expense	(22)	(2,850)	2,828	-99.2%
Other income (expense), net	74,346	(8,256)	82,602	-1000.5%
Net loss	$(2,982,843)	(2,259,701)	(723,142)	32.0%

Sales

Sales increased by $77,875, or 28.9%, to $347,456 for the three months ended September 30, 2022 compared to $269,581 for the three months ended September 30, 2021 due to strong U.S. sales of FemVue. U.S. sales increased by $78,106, or 36.9%, for the three months ended September 30, 2022 compared to the same period last year, and U.S. units of FemVue sold increased by 38.9% for the three months ended September 30, 2022 compared to the same period last year. International sales largely remained the same and were $57,814 and $58,045 for the three months ended September 30, 2022 and 2021, respectively.

Cost of sales and gross margin percentage

Cost of sales increased by $26,048, or 24.7%, to $131,451 for the three months ended September 30, 2022 compared to $105,403 for the three months ended September 30, 2021 which was largely due to our increase in U.S. FemVue sales. Gross margin percentage was 62.2% for the three months ended September 30, 2022 compared to 60.9% for the three months ended September 30, 2021, representing a 1.3% change in our gross margin due to certain improvements we have started implementing in order to improve our manufacturing processes.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended September 30,
	2022	2021*
Compensation and related personnel costs	$771,979	643,007
Clinical-related costs	628,046	279,285
Material and development costs	145,692	148,435
Professional and outside consultant costs	87,012	57,595
Other costs	15,431	12,255
Total research and development expenses	$1,648,160	1,140,577

* Prior period amounts have been reclassified to confirm with current year presentation.

R&D expenses increased by $507,583, or 44.5%, to $1,648,160 for the three months ended September 30, 2022 compared to $1,140,577 for the three months ended September 30, 2021. The net increase of $507,583 consists of an increase of $128,972 in compensation and related personnel costs primarily due to an increase in headcount, an increase of $348,761 in clinical-related costs, and a net increase of $29,850 in all other costs, all to mainly support our clinical trials.

Sales and marketing

Sales and marketing expenses increased by $47,090, or 108.8%, to $90,374 for the three months ended September 30, 2022 compared to $43,284 for the three months ended September 30, 2021. This increase was largely due to an increase in compensation and related personnel costs due to an increase in headcount.

General and administrative

General and administrative expenses increased by $307,700, or 28.3%, to $1,395,063 for the three months ended September 30, 2022 compared to $1,087,363 for the three months ended September 30, 2021. The net increase was largely due to an increase in salaries and related personnel costs, an increase in facility and other allocated overhead costs, and an increase in professional costs for legal and accounting.

Depreciation and amortization

Depreciation and amortization expenses decreased by $4,802, or 3.3%, to $139,597 for the three months ended September 30, 2022 compared to $144,399 for the three months ended September 30, 2021 mainly due to reduction of amortization expense associated with the Company’s intangible assets.

Other income (expense)

Other income, net increased by $82,602, or 1,000.5%, to $74,346 for the three months ended September 30, 2022 compared to $(8,256) for the three months ended September 30, 2021 mainly due to interest income earned on our money market accounts.

Results of Operations

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table shows our results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change	% Change
Sales	$971,974	925,362	46,612	5.0%
Cost of sales	356,479	306,072	50,407	16.5%
Gross margin	615,495	619,290	(3,795)	-0.6%
Operating expenses:
Research and development	4,542,147	3,030,467	1,511,680	49.9%
Sales and marketing	222,414	87,931	134,483	152.9%
General and administrative	4,024,356	3,030,749	993,607	32.8%
Depreciation and amortization	426,480	449,211	(22,731)	-5.1%
Total operating expenses	9,215,397	6,598,358	2,617,039	39.7%
Loss from operations	(8,599,902)	(5,979,068)	(2,620,834)	43.8%
Other income (expense):
Interest income	109,572	1,957	107,615	5499.0%
Other income	—	821,515	(821,515)	-100.0%
Interest expense	(9,622)	(14,546)	4,924	-33.9%
Other expense	(22)	(2,850)	2,828	-99.2%
Other income, net	99,928	806,076	(706,148)	-87.6%
Net loss	$(8,499,974)	(5,172,992)	(3,326,982)	64.3%

Sales

Sales increased by $46,612, or 5.0%, to $971,974 for the nine months ended September 30, 2022 compared to $925,362 for the nine months ended September 30, 2021. The $46,612 net increase was largely attributable to the increase in U.S. FemVue sales of $104,830 for the nine months ended September 30, 2022 compared to the same period last year. This amount was offset by the decrease of $58,218 in international sales for the nine months ended September 30, 2022 compared to the same period last year.  U.S. units of FemVue sold increased by 13.8% for the nine months ended September 30, 2022 compared to the same period last year. International sales decreased by 33.4% and were $115,859 and $174,077 for the nine months ended September 30, 2022 and 2021, respectively.

Cost of sales and gross margin percentage

Cost of sales increased by $50,407, or 16.5%, to $356,479 for the nine months ended September 30, 2022 compared to $306,072 for the nine months ended September 30, 2021. The increase in cost of sales was mainly due to net increase in sales and increased production personnel labor and overhead costs applied to our cost of sales for the nine months ended September 30, 2022 compared to the same period last year. Gross margin percentage was 63.3% for the nine months ended September 30, 2022 compared to 66.9% for the nine months ended September 30, 2021. We expect to see improvement in our gross margin in the future as we are investing in equipment and tooling which will enable us to reduce labor in certain manufacturing processes and reduce material costs as well.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Nine Months Ended September 30,
	2022	2021*
Compensation and related personnel costs	$2,327,063	1,967,702
Clinical-related costs	1,449,074	596,143
Material and development costs	452,669	349,825
Professional and outside consultant costs	272,368	88,479
Other costs	40,973	28,318
Total research and development expenses	$4,542,147	3,030,467

* Prior period amounts have been reclassified to confirm with current year presentation.

R&D expenses increased by $1,511,680, or 49.9%, to $4,542,147 for the nine months ended September 30, 2022 compared to $3,030,467 for the nine months ended September 30, 2021. The net increase of $1,511,680 largely consists of an increase of $359,361 in compensation and related personnel costs primarily due to an increase in headcount, an increase of $852,931 in clinical-related costs, an increase of $102,844 in material and development costs and an increase of $183,889 in professional and outside consultant costs, all to mainly support our clinical trials.

Sales and marketing

Sales and marketing expenses increased by $134,483, or 152.9%, to $222,414 for the nine months ended September 30, 2022 compared to $87,931 for the nine months ended September 30, 2021. This increase was largely due to an increase in compensation and related personnel costs due to an increase in headcount and additional marketing costs mainly associated with our FemVue social media campaign earlier this year.

General and administrative

General and administrative expenses increased by $993,607, or 32.8%, to $4,024,356 for the nine months ended September 30, 2022 compared to $3,030,749 for the nine months ended September 30, 2021. The increase was largely due to various additional costs associated with being a public company including an increase in salaries and related personnel and an increase in facility and other allocated overhead costs mainly for additional directors and officers insurance.

Depreciation and amortization

Depreciation and amortization expenses decreased by $22,731, or 5.1%, to $426,480 for the nine months ended September 30, 2022 compared to $449,211 for the nine months ended September 30, 2021 due to reduction of depreciation expense associated with the Company’s fixed assets and amortization expense associated with the Company’s intangible assets.

Other income (expense)

Other income, net decreased by $706,148, or 87.6%, to $99,928 for the nine months ended September 30, 2022 compared to $806,076 for the nine months ended September 30, 2021 mainly due to the Small Business Administration approval of our Paychex Protection Program loan forgiveness in September 2021.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through September 30, 2022, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of September 30, 2022, we had $16,005,650 of cash and cash equivalents and an accumulated deficit of $91,240,309.

On June 22, 2021, we closed on our IPO in which we issued and sold 2,650,000 shares of our authorized common stock. Net proceeds received, after deducting underwriting discounts, commissions, and legal expenses, were $31,613,500.

On July 1, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related Prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. As of September 30, 2022, no shares had been sold under the Equity Distribution Agreement.

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

Our cash and cash equivalents as of September 30, 2022 will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates.  However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

Cash Flows

Comparison of the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(7,864,086)	(5,682,883)
Net cash used in investing activities	(313,598)	(188,245)
Net cash (used in) provided by financing activities	(599,695)	29,829,211
Net change in cash and cash equivalents	$(8,777,379)	23,958,083

Operating activities

For the nine months ended September 30, 2022, cash used in operating activities was $7,864,086, attributable to a net loss of $8,499,974, a net change in our net operating assets and liabilities of $202,652 and offset by non-cash charges of $838,540. Non-cash charges largely consisted of $426,480 in depreciation and amortization, $249,972 in right-of-use amortization, and $158,288 in stock-based compensation. The change in our net operating assets and liabilities was primarily due to an increase in accounts receivables of $98,872, an increase in inventory of $138,666 and a decrease of $290,104 in lease liabilities, which were offset partially by a decrease in other assets of $359,307.

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

Investing activities

For the nine months ended September 30, 2022, cash used in investing activities for the purchase of property and equipment was $313,598 largely for machinery and equipment.

For the nine months ended September 30, 2021, cash used in investing activities for the purchase of property and equipment was $188,245.

Financing activities

For the nine months ended September 30, 2022, cash used in financing activities was $599,695, attributable to repayments on notes payable of $365,926, payments under lease obligations of $17,075, a deferred offering cost payments of $232,845, and offset by proceeds from the exercise of a stock option of $16,151.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were not effective at a reasonable assurance level as of September  30, 2022 due to the material weakness as disclosed in our Annual Report on Form 10-K, under Part II, Item 9A. Controls and Procedures, filed with the SEC on March 24, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three and nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 10th day of November 2022.

FEMASYS INC.

Dated: November 10, 2022	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer
(Principal financial and accounting officer)