Form 10-K
period 2022-12-31
FEMASYS INC
filed 2023-03-30
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2022 was $23,117,474.

As of March 29, 2023, there were 11,872,573 shares of the registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

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

•	adverse developments affecting the financial services industry;

•	the impact of the COVID-19 pandemic on our business, financial condition, results of operations, and prospects;

•	our ability to accurately forecast customer demand for our product candidates, and manage our inventory;

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

Risk Factor Summary

The following is a summary of the principal risk factors associated with an investment in our common stock.

Risks Related to Our Financial Position and Need for Additional Capital

•	We have incurred significant operating losses since inception, and we expect to incur operating losses in the future.
•	We need substantial additional funding and may be unable to raise capital when needed.
•	There is a substantial doubt about our ability to continue as a going concern.
•	Our financial results may fluctuate significantly.
•	Our ability to use our net operating losses and research and development credit carryforwards to offset future taxable income may be subject to certain limitations.
•
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, could adversely affect our current and projected business operations and our financial condition and results of operations.

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

Business Overview

We are a biomedical company focused on transforming women’s healthcare by developing novel solutions and next-generation advancements providing significant clinical impact to address severely underserved areas. Our mission is to provide women with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 150 patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop and commercialize products. Our suite of products and product candidates addresses what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm. With an initial focus in the area of reproductive health, our two lead product candidates offer solutions for two ends of the spectrum: FemBloc for permanent birth control and FemaSeed as an artificial insemination infertility treatment.

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

We have studied FemBloc in three clinical trials (a pilot safety study, a pivotal trial, and a validation study) pursuant to an FDA approved investigational device exemption (IDE) for each study with evaluation of safety in a total of 228 subjects. Subjects are being followed for five years for safety, and for the initial 49 subject pilot study, four years of follow-up have been completed. There have been no serious safety events reported to date in any of the subjects and over 90% of the events reported that were classified as related to the device, procedure or both, were on the day of the procedure or within seven days after the procedure. The reported events were anticipated and the majority of these events were bleeding or spotting and/or pain or cramps and over 75% were classified by the physician as mild. Physicians observed that their subjects found the procedure to be highly tolerable, with subject self-reported pain scores similar to placement of IUDs. Almost every case (96%) was assessed by the physician to be extremely satisfied or very satisfied with the procedure and 96% found it easier than tubal ligation surgery. At the ultrasound confirmation test conducted three months following the FemBloc procedure, there was no evidence of remaining biopolymer detected in subjects, which may indicate that the biopolymer completely degraded and likely exited the subject with possible menstruation. Subjects found the FemBloc procedure and confirmation test to be highly tolerable, with pain or discomfort scores similar to placement of other intrauterine devices, such as IUDs. The mean score for FemBloc procedure was 4.6 and for the confirmation test was 3.3, on visual analog scale (VAS) from 0-10 where 10 is the highest measure of pain/ discomfort.

During the conduct of the first two clinical studies, unintended pregnancies occurred in subjects who were told to rely on FemBloc (six pregnancies for the pilot study and three pregnancies for the pivotal trial). These pregnancies were due to misinterpretation of the ultrasound test using the FemChec device, as reviewed and confirmed by an independent clinical events committee. FDA viewed these unintended pregnancies as a safety concern and, as a result, in February 2019 we paused the pivotal clinical trial for FemBloc (although subjects are still followed for safety through 5 years). Subsequently, the agency recommended conducting a small clinical study in a new cohort of subjects to evaluate the adequacy of certain proposed mitigations and validate the ultrasound confirmation test. The study enrollment concluded in September 2022, in which 45 subjects at five U.S. sites received two confirmation tests (ultrasound and traditional radiology).  Subjects were informed to rely on FemBloc only if both tests confirm procedure success.  There were no pregnancies in subjects told to rely on FemBloc.  We plan to use the study data to support which of the two confirmation tests (ultrasound or radiology) should be studied in a new pivotal trial to support a potential future application for PMA for FemBloc. Results of the small study along with the trial design for the pivotal clinical trial is planned for submission to the FDA in the first quarter of 2023.

FemaSeed – Our Artificial Insemination Solution. Our artificial insemination solution in development includes our proprietary FemaSeed product candidate for artificial insemination, which features single intrauterine directional delivery with sperm, offering significant advantages over existing artificial insemination solutions, including being the only approach that allows selective delivery of sperm locally and directly to the fallopian tube where conception occurs. Our artificial insemination solution combines FemaSeed with a diagnostic companion product, our FDA-cleared and marketed FemVue device, which, creates saline and air contrast to safely assess the fallopian tubes for patency prior to treatment with FemaSeed. FemVue can be used with our FDA-cleared and marketed FemCath device, which allows for selective evaluation of the fallopian tube.  Fallopian tube patency is necessary for successful fertilization, and we believe FemVue offers significant advantages over other existing procedures, including being able to provide ultrasound evaluation of a woman’s fallopian tubes as part of a diagnostic infertility assessment. The safety profile of FemaSeed to date is supported by data from our FemBloc clinical trials and a post-market study of an identical single intrauterine directional delivery device design, for which we received FDA clearance for another indication. In April 2021 we received an IDE approval from FDA that allowed us to initiate a pivotal trial for the FemaSeed device. The first subject was enrolled in July 2021.  In October 2022, we announced an updated study design for the pivotal trial, which now focuses on couples experiencing male factor infertility. This update reflects a revised strategy to address this underserved population experiencing infertility with a goal of facilitating accelerated enrollment. Completion of enrollment is expected in the second quarter of 2023 followed by a planned submission of the results from the trial to FDA in support of a future de novo classification request for FemaSeed. Our FemVue product, a companion diagnostic to FemaSeed, currently has marketing clearances or authorization in the United States, Canada, and Japan.  Our FemCath product, currently has marketing clearance in the United States.

Extenuating circumstances at clinical trial sites may result in a slowdown in enrollment due to consolidation activities and the aftermath of the overturn of Roe v Wade.  It has been reported that there have been over 25 transactions since the start of 2021 in the infertility market, which is rapidly evolving into large commercial entities.  This rapidly changing market dynamics may be disruptive to the practice and affect the conduct of clinical studies as integration occurs.   The American Society of Reproductive Medicine (ASRM) issued a statement March 17, 2023 on the abortion policy proposals affecting reproductive medicine.  ASRM stated, “At the crux of the issue many of the proposals to ban or otherwise limit access to abortion care fail to protect the use of assisted reproductive technologies, including IVF, and so-called “personhood” measures (defining life as beginning at conception or fertilization) are multiplying across the nation, causing alarm bells to sound for medical practitioners and infertility patients alike. Such proposals could, intentionally or not, limit and even ban the use of IVF and routine, safe, and medically proven procedures, such as the removal of an embryo that fails to implant in a uterus, or the disposal of unused embryos.”  This uncertainty may affect subject enrollment in clinical studies being conducted at facilities providing infertility services.

Additional Women’s Health Solutions. We have also developed a novel technology platform for tissue sampling intended to be marketed alongside our other women-specific medical products in the physician’s office setting. Our FDA-cleared FemCerv product is a biopsy device for endocervical curettage that can be used to sample cervical cells and tissue circumferentially with sample containment within the device to minimize contamination. We sponsored a post-market study of FemCerv where subjects found the procedure to be relatively pain-free and the sample obtained was complete for analysis, which we believe may aid in reliable diagnosis. Our FemCerv product was introduced to the United States market in December 2022.  Our FemEMB product candidate in development is designed to obtain a comprehensive and uncontaminated sample of the endometrial cells and tissue in an office procedure. We believe there is a market opportunity for use of FemEMB in continuous monitoring by multiple sampling procedures that may be employed by physicians during and after treatments for cancers, abnormal bleeding, or other uterine treatments, such as prior to an endometrial ablation. In addition, we plan to explore expanded indications for the single or dual intrauterine directional delivery to instill therapeutic drugs for the treatment of ailments of the fallopian tubes, for which we have issued patents.

The following table summarizes our current products and product candidate pipeline:

Our Team

We are a woman-founded, woman-led biomedical company, with a team of experienced biotechnology and medical device developers. Our founder and chief executive officer, Kathy Lee-Sepsick has over 25 years of entrepreneur and executive experience in the medical device field with over 100 patents globally. Dov Elefant, our chief financial officer, has over 25 years of experience leading public and private biotech companies throughout various stages.  Dr. Edward Evantash, MD, our chief medical officer, has over 20 years of successful leadership in medical affairs and clinical strategy development and practiced as an obstetrician-gynecologist.  Daniel Currie, our Senior Vice President, Operations has over 30 years of operational experience in the medical device industry, including assignments at early stage and large, established companies.  Christine Thomas, our Senior Vice President, Regulatory & Clinical Affairs has over 20 years of successful leadership including global strategy development, operations, and executive responsibility for established medical device companies.  Our experienced leadership team with concentrated development expertise has an unwavering commitment to advancing women’s health. We have raised over $100 million since inception from both institutional and strategic investors, including Medtronic and executives from leading life science companies and our initial public offering, or IPO, in June 2021.

Our Intellectual Property and Production Capabilities

We have designed and developed the proprietary methods utilized in our women’s health solutions so that they are protected by patents, know-how, and trade secrets. Each product and product candidate in our portfolio is covered by both design and utility patents in the U.S. and significant ex-U.S. markets. As of December 31, 2022, we owned 40 issued U.S. patents and 122 issued foreign patents, 13 pending U.S. patent applications and 17 pending foreign patent applications. These issued patents, and any patents granted from such applications, are expected to expire between 2023 and 2046, without taking potential patent term extensions or adjustments into account.

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

Execute on our clinical program to achieve FDA approval to advance our FemBloc system for use together with our companion diagnostic device for ultrasound confirmation as the preferred option for permanent birth control for women. We have studied FemBloc in three clinical trials pursuant to an FDA-approved IDE evaluating safety in 228 subjects and these subjects are continuing to be followed for safety. We plan to submit results from a small IDE study (stage II validation study), which concluded enrollment in September 2022 to support IDE approval for a pivotal trial that we expect to serve as the clinical support for a future PMA approval for FemBloc. IDE submission to the FDA for the pivotal trial to support PMA approval is expected in first quarter of 2023.

Execute on our clinical program to achieve FDA grant of a de novo classification request to advance our FemaSeed product for use together with our companion diagnostic, FemVue saline-air device, as the preferred option for artificial insemination. The safety profile of FemaSeed is supported by data from our FemBloc clinical trials and a post-market study of an identical single intrauterine directional delivery device design, which received FDA clearance for another indication. In April 2021 we received an IDE approval from FDA that allowed us to initiate the pivotal trial for the FemaSeed device, with the first patient treated in July 2021. In October 2022, we announced an updated study design for the pivotal trial, which will now focus on couples experiencing male factor infertility. This update reflects a revised strategy to address this underserved population experiencing infertility with a goal of facilitating accelerated enrollment.  Enrollment in this pivotal trial is expected to be completed in second quarter of 2023.

Continuously innovate to introduce additional product offerings for women. We intend to continue to invest in research and development activities focused on additional women-specific medical products and improvements and enhancements to our FemBloc system and FemaSeed product. In addition, we have initiated manufacturing of our FDA-cleared sterile, single-use endocervical tissue sampling product, FemCerv, which was introduced to the U.S. market the end of 2022.  We are continuing to develop FemEMB, a product candidate in development for endometrial sampling in support of uterine cancer detection testing. We have designed and developed proprietary methods utilized in our women’s health solutions and have protected these internally conceived advancements by patents, know-how, and trade secrets. Our team has demonstrated the ability to achieve marketing authorizations and clearances in the U.S., Europe, Canada, and Japan and to manufacture in accordance with FDA and other international governing bodies. Availability of the additional product offerings will expand our suite of solutions for reproductive health and women’s health in general over time with the goal of addressing aspects of care that have had negligible advancement over decades to create improved patient care and improved physician treatment options.

Penetrate the addressable markets by promoting patient and practice awareness. It is estimated in the U.S. alone, approximately 800,000 women elect surgical tubal ligation (Frattarelli et al, 2007) and 500,000 men elect vasectomy (Ostrowski, et al, 2018) annually for permanent birth control. There are another 12 million women who utilize a non-permanent birth control option, many of whom we believe may prefer a permanent option if it were nonsurgical. We believe the major factor that influences this light penetration of the market is the limitations of the existing technology despite the likely familiarity of tubal ligation as an option. In addition, with respect to the problem of infertility, it is currently estimated that in the United States alone, over 10 million women are infertile and approximately 40-50% is attributed to male factor (Kumar et al, 2015).  Only a little over half proceed with some form of intervention and only a very small proportion undergo more advanced technologies. We believe the major factor that influences this light penetration of the market is the cost and burden of the existing technologies despite the familiarity of intrauterine insemination (IUI) and in-vitro fertilization (IVF) as options. We intend to increase physician awareness through engagement and continued publication of scientific data in peer reviewed journals. Further, we intend to engage women who are candidates for permanent birth control or who suffer from infertility through direct patient outreach.

Build a commercialization infrastructure with a specialized direct sales and marketing team. From the outset, we spent significant time understanding the unmet needs of patients and physicians through patient and physician surveys and early engagement of physicians and key opinion leaders to properly position our solutions. We plan to establish a commercial infrastructure prior to a potential FDA de novo classification of our FemaSeed product. Our already commercially available FemVue device will be marketed along with the FemaSeed product to the same target physician, the reproductive endocrinologist. We intend to focus the significant majority of our sales and marketing efforts in the United States since we believe that initially nearly 90% of the potential annual global FemaSeed/FemVue sales would be generated in this market. Our priority is to target existing FemVue customers followed by reproductive endocrinologists in high volume areas. Our plan is to hire a specialty sales force for our infertility products and increase the sales force as necessary for the FemBloc system, where the target physician is the gynecologist. Our already commercially available FemCerv device will be marketed along with the FemBloc product to the same target physician, the gynecologist.  In addition, we plan to continue to expand our in-house manufacturing capabilities as we scale to meet the demand and introduce new products while evaluating potential suppliers to assess the viability of outsourcing portions of our manufacturing and assembly processes to ensure significant growth, profitability and operating leverage.

Expand gynecologists’ practice capabilities by diversifying products and services to include artificial insemination with FemaSeed. There are a limited number of gynecologists performing infertility services and treatment today, but we believe this has the potential to grow over time, in particular with the introduction of FemaSeed. FemaSeed is designed to be an in-office infertility procedure that can be done by a gynecologist using his or her existing skillset, expanding the number of gynecologists that can offer effective fertility services to their patients without needing to refer them to an infertility specialist. We plan to use our gynecologic sales force for FemBloc, if approved, to introduce those physicians to FemaSeed and broaden our sales force reach for our infertility treatment and other companion products, such as FemVue, beyond our initial focus on reproductive endocrinologists.

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

For artificial insemination, traditional intrauterine insemination (IUI) is an undirected procedure delivering sperm into the uterine cavity that has been offered for decades. IUI continues to be offered as a first-line treatment option in spite of its low success rate due to its low cost and ease, with a short learning curve and minimal equipment requirements. Although current IUI devices address the unfavorable environment sperm would encounter in the vagina and cervix by placing sperm into the uterine cavity, the biology of sperm transport is complex and of the millions of sperm inseminated in the uterus, almost all fail to reach the fallopian tubes. In contrast to the unfavorable environment of the uterus, the fallopian tubes act as a reservoir for traveling sperm and is the location of conception. Sperm count is declining at an accelerated pace globally of greater than 50% with an increasing proportion of men having sperm counts below any given threshold for sub-fertility or infertility.  This substantial and persistent decline is now recognized as a significant public health concern. (Levine et al, 2023).  IVF or intracytoplasmic sperm injection (ICSI) is a highly effective first line treatment with a reported pregnancy rate of approximately 25% for male factor infertility, it is associated with significant cost and clinical risks (Ravitsky et al, 2019).  Many infertile women and couples are unwilling to undergo treatment mostly due to financial reasons. In vitro fertilization (IVF) is extremely expensive, costing as much as $15,000 to $30,000 per IVF cycle according to Forbes Health, 2021 (with cycle effectiveness usually only around 25%), and often not covered by insurance. IVF/ ICSI is also physically and emotionally demanding for the patient, with increased risk of multiple pregnancies, ectopic pregnancy and miscarriage. There are over ten million women in the United States known to be infertile and only 200,000 IVF cycles completed per year, indicating that IVF is not a realistic solution available to most women or couples. Our FemaSeed product candidate, if approved, would establish a new category of artificial insemination: a localized, directional delivery of sperm directly into the fallopian tube, precisely where conception occurs. We believe this in-office, cost-effective solution can become a first-line treatment for infertility, specifically when male factor is involved, increasing access to infertility treatment for women and their partners.

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

The overall decline in birth rates in the United States and globally has resulted in aging populations that present serious challenges for the world economy and economic stability. In the United States alone, it is estimated by the Centers for Disease Control and Prevention that over ten million women desire pregnancy but are unable to achieve pregnancy (National Survey of Family Growth, 2019). Only a little over half of these women proceed with some form of intervention, and only a very small proportion undergo more advanced assisted reproductive technologies such as IVF. Although IUI, an artificial insemination option, is the oldest technique in reproductive medicine and a well-accepted first-line treatment method for couples with unexplained infertility, mild male factor infertility, sexual dysfunction, and cervical factor infertility, its success rates remain relatively low. However, for couples with low total motile sperm count, treatment with highly effective IVF/ ICSI is advised given the comparatively reduced success rates for IUI. Alternative methods to IUI have not been advanced to meet the continuous demand for safe and effective first-line alternatives that are considerably less costly and less invasive than more advanced assisted reproductive options. The market for assisted reproduction is large and growing, and we believe the market in the United States alone could exceed $2 billion with a safe and effective novel first-line approach as women move to seek care for the treatment of infertility.

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

We have studied FemBloc in three clinical studies pursuant to FDA-approved IDEs to evaluate safety in 228 subjects. The first clinical study consisted of 49 subjects enrolled at five U.S. study sites, the second clinical trial consisted of 134 subjects enrolled at 14 U.S. study sites, and the third consisted of 45 subjects enrolled at five U.S. study sites. As part of the second clinical trial, we sponsored subjects in a control arm for surgical tubal ligation of 105 subjects for future comparison of safety events only. Subjects are being followed for five years for safety, with the first subjects enrolled approaching five-year follow-up. As shown in the figure below, other than the unintended pregnancies discussed below, the majority (91%) of safety events reported to date occurred on the day of treatment or within seven days of the procedure and 75% of the adverse events (AE) were classified as mild. Of the 350 adverse events reported as related to the device, procedure or both, the most common adverse events reported in the 228 subjects were vaginal bleeding (40.0%), pelvic pain (34.5%), uterine cramps (13.5%) and spotting (13.1%). There were no serious adverse events (SAE) reported for FemBloc.

Majority Adverse Events Were Mild and Occurred at Time of Procedure

Most Common Adverse Events Reported (>1%)

We have observed that the patients found the procedures in both studies to be highly tolerable, with pain scores similar to placement of other intrauterine devices, such as IUDs. The mean pain and discomfort score using a visual analog scale (VAS) from 0-10 was 4.6 (SD 2.85) as reported by the patient for the FemBloc treatment procedure. In our clinical trials, we have used ultrasound confirmation with the FemChec device three months after FemBloc treatment and have observed that no remaining biopolymer was detected in patients, which suggests that the biopolymer completely degraded and likely exited the patient with possible menstruation. The mean pain and discomfort score was 3.4 (SD 2.80) as reported by the patient for the ultrasound confirmation. There have been no serious safety events reported to date. We recorded data on the patients for safety and additional performance measures at time of FemBloc procedure, seven days post procedure, three months post procedure for confirmation test, three months post confirmation test, and annually through five years. Enrollment ended in February 2019.

During the conduct of these two clinical studies, unintended pregnancies occurred in patients who were told to rely on FemBloc (six pregnancies for the pilot study and three pregnancies for the pivotal trial). These pregnancies were due to misinterpretation of the ultrasound confirmation test, as verified by an independent clinical events committee. In February 2019 we paused the ongoing pivotal clinical trial for FemBloc (although subjects are still followed for safety through 5 years). The FDA recommended that we conduct a small IDE clinical study in a new cohort of patients to evaluate the adequacy of improvements that were made to the procedures, products and training to mitigate the risk of unintended pregnancies, while validating the ultrasound confirmation test. The design for the small IDE trial (stage II validation study) included performance of two confirmation tests (ultrasound and radiology) and subjects were informed to rely on FemBloc only if both tests confirm procedure success.  There were no pregnancies in patients who were told to rely on FemBloc in this study.  In September 2022 enrollment was concluded and we plan to submit the results to FDA in an IDE for a pivotal trial planned to support future PMA approval of FemBloc in the first quarter of 2023.

Planned Clinical Trial

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

Our Artificial Insemination Solution.

510(k) Clearance for Different Intrauterine Directional Delivery Device

We received FDA 510(k) clearance for our FemCath (formally FemVue) Cornual Balloon Catheter, a single intrauterine directional delivery product, like FemaSeed, but for a different indication. A post-market study in 23 subjects (45 tubes) was conducted with the product and FemVue Saline-Air device to assess selective tubal infusion with the observation of saline-air contrast. 89% had contrast observed entering the proximal portion of the fallopian tube combined with sustained flow or exit into the peritoneal cavity. This is the same intended location of delivery for the FemaSeed product. There were no serious adverse events reported. We began commercializing the FemCath product in December 2022.

Post-Market Information

FemVue Saline - Air device, a contrast-generating product, is authorized for marketing in the United States, Canada and Japan. There have been multiple publications and abstracts presented with clinical evidence in support of FemVue, a diagnostic companion product to our artificial insemination solution. It has been concluded that tubal patency assessment with FemVue is comparable to fluoroscopic hysterosalpingogram (HSG) and it appears to be a convenient and well-tolerable method that may be performed alongside conventional ultrasound and uterine cavity assessment as part of an infertility evaluation. Other publications have stated that FemVue is an accurate test for diagnosing tubal occlusion and performs similarly to a fluoroscopic HSG and it could potentially replace fluoroscopic HSG.

Current Clinical Trial

The FemaSeed pivotal trial began in July 2021, pursuant to an FDA-approved IDE received in April 2021, at multiple U.S. sites.  In October 2022, we announced an updated study design for the pivotal trial, which will now focus on couples experiencing male factor infertility. This update reflects a revised strategy to address this underserved population experiencing infertility with a goal of facilitating accelerated enrollment. The ongoing clinical trial is designed to evaluate the safety and effectiveness of our FemaSeed product for localized directional intrauterine insemination in order to obtain a de novo classification in the United States.  The prospective unblinded trial consists of up to 214 enrolled subjects and subjects are to be followed for up to 7 weeks to evaluate for clinical pregnancy, the primary effectiveness endpoint.  If unsuccessful, subjects can receive another procedure. There is no long-term follow-up. Enrollment for the FemaSeed pivotal trial is expected to be completed in the second quarter of 2023 followed by submission of the results to FDA in support of a future de novo classification request for FemaSeed.

Our Endocervical Tissue Sampler.

Post-Market Information

FemCerv is cleared to market in the United States. We sponsored a post-market study for FemCerv in 112 patients undergoing further evaluation of an abnormal cervical tissue result. It was observed that FemCerv provided samples were reported as adequate when evaluated histologically in 94% of the patients. Physicians reported that 95% of the patients experienced mild or no discomfort during the FemCerv procedure and 92% of the physicians reported the FemCerv device as easy to insert. There were no adverse events reported. We began commercializing the FemCerv product in September 2022.

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

With respect to our permanent birth control solution, we expect to compete with surgical tubal ligation, vasectomies for women’s partners, other methods of non-permanent birth control, including devices such as IUDs, prescription drugs such as the birth control pill and injectable and implantable contraceptives and patches, and other contraceptive and birth control methods. There is no directly competing non-surgical, non-implant permanent birth control product currently on the market, or, to our knowledge, in development.

With respect to our artificial insemination solution, we expect to compete with IUI, IVF/ ICSI and fertility-enhancing pharmaceuticals currently in the market and those in clinical and preclinical development. While there are no direct competitors in our product category of localized directional delivery for artificial insemination, there are alternatives, such as IUI and IVF/ ICSI. Leading companies that produce IUI devices include Cook Medical LLC, a subsidiary of Cook Group, Inc., Cooper Surgical, Inc., MedGyn Products, Inc. and Rocket Medical LLC.

With respect to our tissue sampling product and product candidate, there are other procedures used in women’s health to evaluate the cervical canal, such as the Pap test, HPV test and colposcopy, which are well established and pervasive. Companies such as Dysis Medical and Guided Therapeutics are also developing cervical tissue sampling product candidates.

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

Based on our clinical experience to date, we believe that physicians experienced in intrauterine procedures, such as IUD, will require minimal training to start utilizing our FemBloc system as is the case for our FemaSeed product. Additional sonographic training will be required for the healthcare practitioners or sonographers that will support the ultrasound confirmation test. Based on our clinical experience to date, we believe the physicians and sonographers will require minimal training and it can be accomplished largely online. We expect to begin building our sales organization prior to potential FDA approval of the product candidate.

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

As of December 31, 2022, we owned 40 issued U.S. patents and 122 issued foreign patents, 13 pending U.S. patent applications and 17 pending foreign patent applications. These issued patents, and any patents granted from such applications, are expected to expire between 2023 and 2046, without taking potential patent term extensions or adjustments into account. We believe that the patents expiring in 2023 are not material to our business.

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

Government Regulation

United States

Our products are medical devices subject to extensive and ongoing regulation by the FDA under the Federal Food, Drug, and Cosmetic Act (FDCA) and its implementing regulations, as well as other federal and state regulatory bodies in the United States and comparable authorities in other countries under other statutes and regulations. The laws and regulations govern, among other things, product design and development, preclinical and clinical testing, manufacturing, packaging, labeling, storage, recordkeeping and reporting, clearance or approval, marketing, distribution, promotion, import and export and post-marketing surveillance. Failure to comply with applicable requirements may subject a device and/or its manufacturer to a variety of administrative sanctions, such as issuance of warning letters, import detentions, civil monetary penalties and/or judicial sanctions, such as product seizures, injunctions and criminal prosecution.

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

On January 22, 2018, former President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA-mandated fees, including the so-called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device excise tax on non-exempt medical devices; however, on December 20, 2019, former President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repealed the Cadillac tax, the health insurance provider tax, and the medical device excise tax. Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. The BBA, among other things, amended the ACA, effective January 1, 2019, to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.”

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

Employees and Human Capital Resources

As of December 31, 2022, we employed 34 full-time employees and two part-time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

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

About Us and Available Information

Femasys Inc. was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia.

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

We have incurred net losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2022 and December 31, 2021, we had net losses of $11,394,170 and $7,537,845, respectively. As of December 31, 2022, we had an accumulated deficit of $94,134,505. Based on our current operating plan, our current cash and cash equivalents and revenue are expected to be sufficient to fund our ongoing operations into the first quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents and revenue to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. We do not expect liquidity to be sufficient for twelve months from the date of these financial statements.

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

Based on our current operating plan, our current cash, cash equivalents and revenue are expected to be sufficient to fund our ongoing operations into the first quarter of 2024.  However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:
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

There is substantial doubt about our ability to continue as a going concern.

As a result of our current limited financial liquidity, we have concluded that substantial doubt exists about our ability to continue as a going concern. If we are unable to raise sufficient capital when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our development strategy.

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

Other factors that may cause fluctuations in our quarterly and annual results include:

•	Patient and physician adoption of our FemBloc system, if approved to market;
•	Patient and physician adoption of our FemaSeed product, if granted de novo classification;
•	Changes in coverage policies by third-party payors that affect the reimbursement of procedures using our products;
•	Unanticipated pricing pressure;
•	The hiring, retention and continued productivity of sales representatives;
•	Our ability to expand the geographic reach of our sales and marketing efforts;
•	Our ability to obtain regulatory clearance or approval for any products in development or for our current products for additional indications or in additional countries outside the United States;
•	Results of clinical research and trials on our existing products and products in development;
•	Delays in receipt of anticipated purchase orders;
•	Delays in, or failure of, component and raw material deliveries by our suppliers; and
•	Positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

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

Extenuating circumstances at clinical trial sites may result in a slowdown in enrollment due to consolidation activities and the aftermath of the overturn of Roe v Wade.  It has been reported that there have been over 25 transactions since the start of 2021 in the infertility market, which is rapidly evolving into large commercial entities.  This rapidly changing market dynamics may be disruptive to the practice and affect the conduct of clinical studies as integration occurs.   The American Society of Reproductive Medicine (ASRM) issued a statement March 17, 2023 on the abortion policy proposals affecting reproductive medicine.  ASRM stated, “At the crux of the issue many of the proposals to ban or otherwise limit access to abortion care fail to protect the use of assisted reproductive technologies, including IVF, and so-called “personhood” measures (defining life as beginning at conception or fertilization) are multiplying across the nation, causing alarm bells to sound for medical practitioners and infertility patients alike. Such proposals could, intentionally or not, limit and even ban the use of IVF and routine, safe, and medically proven procedures, such as the removal of an embryo that fails to implant in a uterus, or the disposal of unused embryos.”  This uncertainty may affect subject enrollment in clinical studies being conducted at facilities providing infertility services.

The FDA may not allow us to initiate a pivotal trial for FemBloc PMA approval due to safety concerns.

During the conduct of our studies for FemBloc and ultrasound confirmation with the FemChec device, misinterpretation of the ultrasound test was observed and confirmed by an independent clinical events committee that resulted in a higher-than expected number of pregnancies in the clinical trials. Enrollment was paused for the pivotal trial and subjects are continuing to be followed for safety through 5 years. We completed enrollment in a small IDE study (stage II validation study) to evaluate the adequacy of certain proposed mitigations and validate the ultrasound confirmation test in September 2022.  The study data from this stage II validation study will be used to support which of the two confirmation tests (ultrasound or radiology) should be studied in a new pivotal trial to support a potential future application for Premarket Approval (PMA) for FemBloc.  We cannot be certain that FDA will permit us to initiate a new pivotal clinical study.

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

Clinical trials are necessary to support PMA applications, certain de novo classification requests, and certain 510(k) premarket notifications and may be necessary to support PMA supplements or subsequent 510(k) submissions for modified versions of our marketed devices. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The earlier clinical studies supporting the IDE for the new pivotal trial, which will be the basis for the PMA application for our FemBloc system, involved 228 subjects. Adverse outcomes in the IDE approved pivotal trial or post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical trials in the future for the approval of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events during the conduct of our clinical trials that could adversely affect the costs, timing or successful completion, including:

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
•
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
•
our inability to convince key opinion leaders to provide recommendations regarding our artificial insemination solution, or to convince physicians and patients that our localized directional intrauterine insemination product is an attractive alternative to other intrauterine insemination options or other assisted reproductive options;

•	perceived inadequacy of evidence supporting clinical benefits, safety or cost effectiveness of our intrauterine artificial insemination product over existing alternatives;
•	liability risks generally associated with the use of new products and procedures; and
•	the training required to use new products.

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

The biomedical industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have historically dedicated, and will continue to dedicate, significant resources to promoting their products or developing new products or methods to treat women’s reproductive issues and healthcare. We consider our primary potential competition to be other biomedical companies marketing women-specific medical products. Once we have received FDA approval, we will be the only non-surgical permanent birth control solution approved for commercialization in the United States. Once we receive FDA de novo classification, we will be the only localized directional intrauterine insemination solution approved for commercialization in the United States. For our other FDA-cleared devices, we currently compete with other medical device providers in the United States. We also believe other emerging businesses may be in the early stages of developing women-specific medical products. If one or more manufacturers successfully develops a product for providing permanent birth control that is more effective, better tolerated or otherwise results in better compliance by patients, or otherwise more attractive than our permanent birth control solution, sales of our FemBloc system could be significantly and adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if other companies are successful in developing devices that are approved for a broader range of indications than our permanent birth control system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations. If one or more manufacturers successfully develops a product for providing localized directional intrauterine insemination that is more effective or otherwise more attractive than our artificial insemination solution, sales of our FemaSeed product could be significantly and adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if other companies are successful in developing products that are approved for a broader range of indications than our intrauterine artificial insemination system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations.

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

In addition, we are dependent on a sole supplier for certain components of our manufacturing process. Our current dependence on a single supplier for these components and the challenges we may face in obtaining adequate replacements involves several risks, including limited control over pricing, availability, quality and delivery schedules. Even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our product candidates are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions. Our current and anticipated future dependence upon others for the manufacture of certain components of our product candidates or products may adversely affect our business, financial condition and results of operations.

Moreover, we rely on third-party sterilizers to effectively sterilize our products and product candidates and failure of any third-party sterilizer could result in safety risks associated with our products and product candidates and could result in patient or study subject injuries which could expose our company to product liability claims and actions. Contract sterilizers are inspected by the FDA and may be inspected by foreign regulatory authorities. Additionally, the closures and potential closures of facilities that use ethylene oxide to sterilize medical devices prior to their use may create delays or interruptions in the supply chain for our products and product candidates. Any compliance failures at any contract sterilizers we may contract with for sterilization of our products and product candidates also could create supply chain delays and interruptions and may require that we identify and contract with alternative contract sterilizers which we may not be able to do timely or on terms favorable to us. Any failures in the performance of our contract sterilizers may adversely affect our business, financial condition and results of operations.

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

We have limited experience marketing and selling our women-specific medical products. We currently sell our FemVue device, FemCerv device, and FemCath device through a very limited direct effort, that targets obstetrician-gynecologist physicians, reproductive endocrinologist physicians, and physician practices in the United States, including online training and new customer support, and also utilize various direct-to-patient marketing initiatives, including social media, a physician locator on a patient website, and online videos. As of December 31, 2022, we have five employees involved in our sales and marketing efforts. Our operating results are directly dependent upon the efforts of these employees.

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

In addition, the COVID-19 pandemic is having a severe effect on the clinical trials of many device and drug candidates. Some trials have been merely delayed, while others have been cancelled. The extent to which the COVID19 pandemic may impact our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of the outbreak, the severity of COVID-19, and the effectiveness of actions to contain and treat COVID-19. To date, we have experienced delays in site initiation and subject enrollment in our clinical trials and we may continue to experience some delays in our clinical trial and delays in data collection and analysis. These delays so far have had a severe impact, and the continued spread of COVID-19 globally and the continued identification of new variants of the SARS-CoV-2 virus could adversely impact our clinical trial operations further, including our access to clinical trial sites and our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 if an outbreak occurs in their geography. Disruptions on our ability to travel for trial support, monitor data from our clinical trials, or to conduct clinical trials, or the ability of subjects enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures or delays of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the continued spread of COVID-19 or variants may affect their ability to be present, devote sufficient time and resources to our programs, or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by the COVID-19 pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may continue to be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2022, we had 34 full-time employees, 2 part-time employees and 18 consultants. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

In addition, the FDA may change its policies, adopt additional regulations or revise existing regulations, or take other actions, which may prevent or delay approval, de novo classification or clearance of our future products under development or impact our ability to modify our currently cleared products on a timely basis. Such policy or regulatory changes could impose additional requirements upon us that could delay our ability to obtain new approvals, granted de novo classifications, or 510(k) clearances, or increase the costs of compliance or restrict our ability to maintain our current 510(k) clearances. For example, as part of the FDA Reauthorization Act, or FDARA, in 2017, Congress reauthorized the Medical Device User Fee Amendments with various FDA performance goal commitments and enacted several regulatory improvements related to devices and miscellaneous reforms, which are further intended to clarify and improve medical device regulation both pre- and post- clearance and approval. Some of these proposals and reforms could impose additional regulatory requirements upon us that could delay our ability to obtain new approvals, granted de novo classifications, or 510(k) clearances, or increase the costs of compliance.

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

•
analogous state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers or patients; state laws that require device companies to comply with the industry's voluntary compliance guidelines and the applicable compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require device manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm customers, foreign and state laws, including the EU General Data Protection Regulation, governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts; federal government price reporting laws, which may require calculations and reporting of complex pricing metrics in an accurate and timely manner to government programs; and state laws related to insurance fraud in the case of claims involving private insurers; and

•
California recently enacted the California Consumer Privacy Act (CCPA) which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California State Attorney General submitted final regulations for review on June 2, 2020, which were finalized and are now effective. The California State Attorney General has commenced enforcement actions against violators as of July 1, 2020. Further, a new California privacy law, the California Privacy Rights Act (CPRA) was passed by California voters on November 3, 2020. The CPRA created obligations relating to consumer data beginning on January 1, 2022 and enforcement of the law begins on July 1, 2023.  We will continue to monitor developments related to the CPRA and anticipate additional costs and expenses associated with CPRA compliance.  Laws similar to the CCPA and CPRA have been enacted in Virginia (the Virginia Consumer Data Protection Act, or VCDPA, which went into effect on January 1, 2023), Colorado (the Colorado Privacy Act, or CPA, which goes into effect on July 1, 2023), Utah (the Utah Consumer Privacy Act, or UCPA, which goes into effect on December 31, 2023) and Connecticut (the Connecticut Data Privacy Act, or CDPA, which goes into effect on July 1, 2023). The California Age-Appropriate Design Code Act (CAADCA), which expands the CPRA for businesses with websites that are likely to be accessed by children, was signed into law on September 15, 2022 and goes into effect on July 1, 2024. While the CCPA and CPRA contain an exception for certain activities involving PHI under HIPAA, we cannot yet determine the impact the CCPA, CPRA or other such future laws, regulations and standards may have on our business.

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

We own numerous issued patents and pending patent applications that relate to our permanent birth control system, intrauterine artificial insemination product, and women-specific medical product solutions. As of December 31, 2022, we owned 40 issued U.S. patents and 122 issued foreign patents, 13 pending U.S. patent applications and 17 pending foreign patent applications. These issued patents, and any patents granted from such applications, are expected to expire between 2023 and 2046, without taking potential patent term extensions or adjustments into account.

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

Our officers, directors and principal stockholders collectively control approximately 18.7 of our outstanding common stock. As a result, these stockholders, if they act together, will be able to control the management and affairs of us and most matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. The interests of these stockholders may not be the same as or may even conflict with your interests. For example, these stockholders could attempt to delay or prevent a change in control, even if such change in control would benefit our other stockholders, which could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might affect the prevailing market price of our common stock due to investors' perceptions that conflicts of interest may exist or arise. As a result, this concentration of ownership may not be in the best interests of our other stockholders.

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

General Risk Factors

Adverse developments affecting the financial services industry could adversely affect our current and projected business operations and our financial condition and results of operations.

Adverse developments that affect financial institutions, such as events involving liquidity that are rumored or actual, have in the past and may in the future lead to bank failures and market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”), where we held substantially all of our cash and cash equivalents, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each sent into receivership. The Department of the Treasury, the Federal Reserve and the FDIC released a statement that indicated that all depositors of SVB would have access to all of their funds, including funds held in uninsured deposit accounts, after only one business day of closure. As of March 13, 2023, we had access to all of our funds held at SVB. The U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee, however, that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.

Uncertainty remains over liquidity concerns in the broader financial services industry, and our business, our business partners, or industry as a whole may be adversely impacted in ways that we cannot predict at this time.

Although we assess our banking relationships as we believe necessary or appropriate, our access to cash in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect the financial institutions with which we have banking relationships, and in turn, us. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could also include factors involving financial markets or the financial services industry generally. The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets; or termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.

In addition, widespread investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.

In addition, a critical vendor or business partner could be adversely affected by any of the liquidity or other risks that are described above as factors, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. Any business partner or supplier bankruptcy or insolvency, or any breach or default by a business partner or supplier, or the loss of any significant business partner or supplier relationships, could result in material adverse impacts on our current and/or projected business operations and financial condition.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs, other contractors, consultants, potential future collaborators and other third-party service providers are vulnerable to damage from various methods, including cybersecurity attacks, breaches, intentional or accidental mistakes or errors, or other technological failures, which can include, among other things, computer viruses, unauthorized access attempts, including third parties gaining access to systems using stolen or inferred credentials, denial-of-service attacks, phishing attempts, service disruptions, natural disasters, fire, terrorism, war and telecommunication and electrical failures. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as HIPAA, , or HITECH Act, the CCPA and GDPR), it could result in a material disruption of our product candidate development programs and our business operations, and we could incur significant liabilities. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors or contractors. Notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed, ongoing or future clinical trials involving our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our product candidates could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal or international privacy and security laws.

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

The trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. As a relatively new public company, we may be slow to attract research coverage and the analysts who publish information about our common stock will have had relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We lease our facility in Suwanee, Georgia which, together with our research and development, controlled environment room and office space, currently totals approximately 45,000 square feet. As of December 31, 2022, our monthly rent payment was $45,659 and is subject to increases on an annual basis.  Our lease expires in January 2024, and we have the option to extend the term for two consecutive terms of five years, subject to certain terms and conditions.

Item 3.	Legal Proceedings.

None

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Our common stock is listed on the NASDAQ Capital Market under the ticker symbol FEMY.

On March 24, 2023 there were 160 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

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

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 regarding shares authorized for issuance under our equity compensation plans:

Plan category	Number of shares to be issued upon exercise of outstanding options (#)	Weighted verage exercise price of outstanding options ($)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)) (1)
	(a)	(b)	(c)
Equity compensation plans approved by stockholders 2021 Plan	357,950	$5.40	1,605,111

Equity compensation plans not approved by stockholders 2015 Plan	573,600	$3.07	n/a
Inducement Awards (2)	150,000	$2.42	n/a

Total	1,081,550		1,605,111

1	Represents 1,325,247 shares of common stock available for awards under our 2021 stock option plan and 279,864 shares of common stock available for purchase under our 2021 employee stock purchase plan.
2	Represents inducement grants material to key officers entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a biomedical company focused on transforming women’s healthcare by developing novel solutions and next-generation advancements providing significant clinical impact to address severely underserved areas. Our mission is to provide women with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 150 patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop and commercialize products. Our suite of products and product candidates address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm. With an initial focus in the area of reproductive health, our two lead product candidates offer solutions for two ends of the spectrum: FemBloc for permanent birth control and FemaSeed as an artificial insemination infertility treatment.

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

We have studied FemBloc in three clinical trials (a pilot safety study, a pivotal trial, and a validation study) pursuant to an FDA approved investigational device exemption (IDE) for each study with evaluation of safety in a total of 228 subjects. Subjects are being followed for five years for safety, and for the initial 49 subject pilot study, four years of follow-up have been completed. There have been no serious safety events reported to date in any of the subjects and over 90% of the events reported that were classified as related to the device, procedure or both, were on the day of the procedure or within seven days after the procedure. The reported events were anticipated and the majority of these events were bleeding or spotting and/or pain or cramps and over 75% were classified by the physician as mild. Physicians observed that their subjects found the procedure to be highly tolerable, with subject self-reported pain scores similar to placement of IUDs. Almost every case (96%) was assessed by the physician to be extremely satisfied or very satisfied  with the procedure and 96% found it easier than tubal ligation surgery. At the ultrasound confirmation test conducted three months following the FemBloc procedure, there was no evidence of remaining biopolymer detected in subjects, which may indicate that the biopolymer completely degraded and likely exited the subject with possible menstruation. Subjects found the FemBloc procedure and confirmation test to be highly tolerable, with pain or discomfort scores similar to placement of other intrauterine devices, such as IUDs. The mean score for FemBloc procedure was 4.6 and for the confirmation test was 3.3, on visual analog scale (VAS) from 0-10 where 10 is the highest measure of pain/ discomfort.

During the conduct of the first two clinical studies, unintended pregnancies occurred in subjects who were told to rely on FemBloc (six pregnancies for the pilot study and three pregnancies for the pivotal trial). These pregnancies were due to misinterpretation of the ultrasound test using the FemChec device, as reviewed and confirmed by an independent clinical events committee. FDA viewed these unintended pregnancies as a safety concern and, as a result, in February 2019 we paused the pivotal clinical trial for FemBloc (although subjects are still followed for safety through 5 years). Subsequently, the agency recommended conducting a small clinical study in a new cohort of subjects to evaluate the adequacy of certain proposed mitigations and validate the ultrasound confirmation test. The study enrollment concluded in September 2022, in which 45 subjects at five U.S. sites received two confirmation tests (ultrasound and traditional radiology).  Subjects were informed to rely on FemBloc only if both tests confirm procedure success.  There were no pregnancies in subjects told to rely on FemBloc.  We plan to use the study data to support which of the two confirmation tests (ultrasound or radiology) should be studied in a new pivotal trial to support a potential future application for PMA for FemBloc.  Results of the small study along with the trial design for the pivotal clinical trial is planned for submission to the FDA in the first quarter of 2023.

FemaSeed – Our Artificial Insemination Solution. Our artificial insemination solution in development includes our proprietary FemaSeed product candidate for artificial insemination, which features single intrauterine directional delivery with sperm, offering significant advantages over existing artificial insemination solutions, including being the only approach that allows selective delivery of sperm locally and directly to the fallopian tube where conception occurs. Our artificial insemination solution combines FemaSeed with a diagnostic companion product, our FDA-cleared and marketed FemVue device, which, creates saline and air contrast to safely assess the fallopian tubes for patency prior to treatment with FemaSeed. FemVue can be used with our FDA-cleared and marketed FemCath device, which allows for selective evaluation of the fallopian tube.  Fallopian tube patency is necessary for successful fertilization, and we believe FemVue offers significant advantages over other existing procedures, including being able to provide ultrasound evaluation of a woman’s fallopian tubes as part of a diagnostic infertility assessment. The safety profile of FemaSeed to date is supported by data from our FemBloc clinical trials and a post-market study of an identical single intrauterine directional delivery device design, for which we received FDA clearance for another indication. The FemaSeed pivotal trial began in July 2021, pursuant to an FDA-approved IDE received in April 2021, at multiple U.S. sites.  In October 2022, we announced an updated study design for the pivotal trial, which will now focus on couples experiencing male factor infertility. This update reflects a revised strategy to address this underserved population experiencing infertility with a goal of facilitating accelerated enrollment. Completion of enrollment is expected in the second quarter of 2023 followed by a planned submission of the results from the trial to FDA in support of a future de novo classification request for FemaSeed. Our FemVue product, a companion diagnostic to FemaSeed, currently has marketing clearances or authorization in the United States, Canada, and Japan. Our FemCath product, currently has marketing clearance in the United States.

Extenuating circumstances at clinical trial sites may result in a slowdown in enrollment due to consolidation activities and the aftermath of the overturn of Roe v Wade.  It has been reported that there have been over 25 transactions since the start of 2021 in the infertility market, which is rapidly evolving into large commercial entities.  This rapidly changing market dynamics may be disruptive to the practice and affect the conduct of clinical studies as integration occurs.   The American Society of Reproductive Medicine (ASRM) issued a statement March 17, 2023 on the abortion policy proposals affecting reproductive medicine.  ASRM stated, “At the crux of the issue many of the proposals to ban or otherwise limit access to abortion care fail to protect the use of assisted reproductive technologies, including IVF, and so-called “personhood” measures (defining life as beginning at conception or fertilization) are multiplying across the nation, causing alarm bells to sound for medical practitioners and infertility patients alike. Such proposals could, intentionally or not, limit and even ban the use of IVF and routine, safe, and medically proven procedures, such as the removal of an embryo that fails to implant in a uterus, or the disposal of unused embryos.”  This uncertainty may affect subject enrollment in clinical studies being conducted at facilities providing infertility services.

Additional Women’s Health Solutions. We have also developed a novel technology platform for tissue sampling intended to be marketed alongside our other women-specific medical products in the physician’s office setting. Our FDA-cleared FemCerv product is a biopsy device for endocervical curettage that can be used to sample cervical cells and tissue circumferentially with sample containment within the device to minimize contamination. We sponsored a post-market study of FemCerv where subjects found the procedure to be relatively pain-free and the sample obtained was complete for analysis, which we believe may aid in reliable diagnosis. There were no adverse events reported.  We began commercializing the FemCerv product in September 2022.  Our FemEMB product candidate in development is designed to obtain a comprehensive and uncontaminated sample of the endometrial cells and tissue in an office procedure. We believe there is a market opportunity for use of FemEMB in continuous monitoring by multiple sampling procedures that may be employed by physicians during and after treatments for cancers, abnormal bleeding, or other uterine treatments, such as prior to an endometrial ablation. In addition, we plan to explore expanded indications for the single or dual intrauterine directional delivery to instill therapeutic drugs for the treatment of ailments of the fallopian tubes, for which we have issued patents.

Factors Affecting Our Business

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

•
Commencement and conduct of clinical trials for our product candidates. We must successfully obtain timely IDE approval to be able to commence pivotal clinical trial for FemBloc, as well as our future products. We must successfully recruit and enroll clinical trial participants in our clinical trials for FemBloc and FemaSeed, which is further complicated by the after effects and public health concerns of the COVID-19 pandemic, in order to have the requisite data for regulatory submissions, both to the FDA and to international regulatory bodies, for marketing authorization.

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

We sell our product to physician offices, primarily through direct customer service, as well as through distributors in selected international markets. For the years ended December 31, 2022 and 2021 Bayer Yakuhin, Ltd. accounted for approximately 10% and 15%, respectively, of our total revenue. For products sold through direct customer service, control is transferred upon shipment to customers. For products sold to distributors internationally, control is transferred upon shipment or delivery to the customer’s named location, based on the contractual shipping terms.

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

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table shows our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change	% Change
Sales	$1,206,218	1,179,689	26,529	2.2%
Cost of sales	441,938	370,384	71,554	19.3%
Gross margin	764,280	809,305	(45,025)	-5.6%
Operating expenses:
Research and development	5,813,755	4,084,304	1,729,451	42.3%
Sales and marketing	558,852	208,735	350,117	167.7%
General and administrative	5,430,704	4,262,002	1,168,702	27.4%
Depreciation and amortization	561,233	591,068	(29,835)	-5.0%
Total operating expenses	12,364,544	9,146,109	3,218,435	35.2%
Loss from operations	(11,600,264)	(8,336,804)	(3,263,460)	39.1%
Other income (expense):
Interest income, net	228,164	3,768	224,396	5955.3%
Other income	—	821,515	(821,515)	-100.0%
Interest expense	(13,464)	(19,226)	5,762	-30.0%
Other expense	(2,306)	(3,098)	792	100.0%
Total other income (expense)	212,394	802,959	(590,565)	-73.5%
Loss before income taxes	(11,387,870)	(7,533,845)	(3,854,025)	51.2%
Income tax expense	6,300	4,000	2,300	57.5%
Net loss	$(11,394,170)	(7,537,845)	(3,856,325)	51.2%

Sales

Sales increased by $26,529, or 2.2%, to $1,206,218 in 2022 from $1,179,689 in 2021. The increase was attributable to a $84,747 increase in U.S. sales and a $58,218 decrease in international sales. U.S. sales increased by 8.4% in 2022 as compared to 2021 and were $1,090,359 in 2022 as compared to $1,005,612 in 2021, representing a 45.1% increase in units sold but were offset by a reduction in the average selling price. International sales decreased by 33.4% in 2022 compared to 2021 and were $115,859 in 2022 as compared to $174,077 in 2021, representing a 33.4% decrease in units sold with the average selling price remaining the same.

Cost of sales and gross margin percentage

Cost of sales increased by $71,554, or 19.3%, to $441,938 in 2022 from $370,384 in 2021. The increase in cost of sales was mainly due an increase in material costs, production personnel labor and overhead costs applied to our cost of sales compared to the same period last year. As a result, gross margin percentage was 63.4% in 2022 as compared to 68.6% in 2021. We expect to see improvement in our gross margin in the future as we are investing in equipment and tooling which will enable us to reduce labor in certain manufacturing processes and reduce material costs as well.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Year Ended December 31,
	2022	2021
Compensation and related personnel costs	$2,935,580	2,384,135
Clinical-related costs	1,839,643	882,138
Material and development costs	548,623	587,777
Professional and outside consultant costs	344,701	160,120
Other costs	145,208	70,134
Total research and development expenses	$5,813,755	4,084,304

R&D expenses increased by $1,729,451 or 42.3%, to $5,813,755 in 2022 from $4,084,304 in 2021. The net increase of $1,729,451 was primarily due to the increase of $551,445 in compensation and related personnel costs primarily in salaries, fringe benefits and share-based compensation expense due to an increase in headcount, an increase of $957,505 in clinical-related costs, an increase of $184,581 in professional and outside consultant costs, and an increase of $75,074 in other costs all to mainly support our clinical trials.

Sales and marketing

Sales and marketing expenses increased by $350,117 or 167.7%, to $558,852 in 2022 from $208,735 in 2021. The net increase was primarily due to an increase in compensation and related personnel costs due to the increase in headcount in 2022 and an increase in sales in marketing costs primarily to promote our FemVue product.

General and administrative

General and administrative expenses increased by $1,168,702, or 27.4%, to $5,430,704 in 2022 from $4,262,002 in 2021. The increase was largely due various additional costs associated with being a public company including an increase in compensation and related personnel costs, an increase in facility and other overhead costs mainly for additional directors & officers insurance, and an increase in professional costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $29,835, or 5.0%, to $561,233 in 2022 from $591,068 in 2021 primarily due to reduction of amortization expense associated with the Company’s intangible assets.

Other income (expense)

Total other income (expense) decreased by $590,565, or 73.5%, to $212,394 in 2022 from $802,959 in 2021, the decrease is largely from the $821,515 in other income recognized due to the SBA approval of our PPP loan forgiveness in 2021, offset by an increase of $224,396, or 5955.3% in interest income, net.

Income tax expense

Income tax expense increased by $2,300 or 57.5%, to $6,300 in 2022 from $4,000 in 2021 due to an increase in our minimum net worth taxes we are required to pay.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through December 31, 2022, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of December 31, 2022, we had $12,961,936 of cash and cash equivalents and an accumulated deficit of $94,134,505.

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

On July 1, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related Prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. As of December 31, 2022, 51,251 shares of our common stock had been sold under the Equity Distribution Agreement.

On March 10, 2023, Silicon Valley Bank (SVB), at which we maintained cash and cash equivalents in multiple accounts, was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. The failure of SVB exposed us to liquidity and credit risk prior to the completion of the FDIC resolution of SVB in a manner that fully protects all depositors. We did not experience any losses with respect to our funds that had been deposited with SVB.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the first quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. We do not expect liquidity to be sufficient for twelve months from the date of these financial statements. As a result of our current limited financial liquidity, we have concluded that substantial doubt exists about our ability to continue as a going concern.

Our cash and cash equivalents as of December 31, 2022 will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates.  However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

We expect to continue to make substantial investments in our ongoing trials and in additional clinical trials that are designed to provide clinical evidence of the safety and effectiveness of our products. We also expect to continue to make investments in research and development, manufacturing, regulatory affairs and clinical trials to develop future products. If our product candidates are approved, we will need to make investments in our sales and marketing organization. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

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

Cash Flows

Comparison of the Years Ended December 31, 2022 and 2021

The following table summarizes our cash flows for the years ended December 31:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(10,731,973)	(7,930,785)
Net cash used in investing activities	(407,475)	(306,868)
Net cash (used in) provided by financing activities	(681,645)	29,698,456
Net change in cash and cash equivalents	$(11,821,093)	21,460,803

Operating activities

In 2022, cash used in operating activities was $10,731,973, attributable to a net loss of $11,394,170 and a net change in our net operating assets and liabilities of $458,267 and offset by net non-cash charges of $1,120,464. Non-cash charges primarily consisted of $224,939 in stock-based compensation and $889,140 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to an increase of $232,553 in inventory and a decrease of $383,616 in lease liabilities, offset by a change in other assets of $295,862.

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

Investing activities

In 2022, cash used in investing activities for the purchase of equipment was $407,475.

In 2021, cash used in investing activities for the purchase of equipment was $306,868.

Financing activities

In 2022, cash used in financing activities was $681,645, attributable to payments of deferred offering costs of $232,845, repayments on notes payable of $505,205, payments under lease obligations of $23,058, and offset by proceeds from issuance of common stock of $79,463.

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

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of December 31, 2022, we have not had a history of significant returns.

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

Recent Accounting Pronouncements

See Notes 2(z) and 2(aa) to our financial statements in Part II, Item 8 for information related to recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

 Interest rate risk

Our cash and cash equivalents as of December 31, 2022 consisted of $12,961,936 in bank deposits and money market funds that presently earn very little interest. We believe such interest-earning instruments carry a low degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

Foreign currency exchange risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our functional currency is the U.S. dollar, and our revenue is denominated primarily in U.S. dollars. For the years ended December 31, 2022 and 2021, all our sales were in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. A 10% change in exchange rates would not result in a material change in fair value of our cash and accounts receivable in 2022. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Concentration of credit risk

Substantially all of our cash and cash equivalents were held at Silicon Valley Bank (SVB), and the amounts frequently exceeded federally insured limits. On March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that SVB had been closed by the California Department of Financial Protection and Innovation. The United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of SVB will have access to all of their money starting March 13, 2023, including funds exceeding federally insured limits. As a result we did not experience any losses with respect to our funds that had been deposited with SVB. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

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

Item 8.	Financial Statements.

Financial Statements

KPMG LLP Suite 2000 303 Peachtree Street, N.E. Atlanta, GA 30308-3210

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Femasys Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Femasys Inc. (the Company) as of December 31, 2022 and 2021, the related statements of comprehensive loss, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Atlanta, Georgia
March 30, 2022

FEMASYS INC.
Balance Sheets

Assets	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$12,961,936	24,783,029
Accounts receivable, net	77,470	84,258
Inventory, net	436,723	208,270
Other current assets	655,362	555,853
Total current assets	14,131,491	25,631,410
Property and equipment, at cost:
Leasehold improvements	1,195,637	1,155,332
Office equipment	99,344	99,344
Furniture and fixtures	419,303	424,947
Machinery and equipment	2,572,243	2,261,793
Construction in progress	413,843	379,713
	4,700,370	4,321,129
Less accumulated depreciation	(3,217,319)	(2,722,117)
Net property and equipment	1,483,051	1,599,012
Long-term assets:
Lease right-of-use assets, net	319,557	665,747
Intangible assets, net of accumulated amortization	3,294	25,093
Other long-term assets	958,177	655,418
Total long-term assets	1,281,028	1,346,258

Total assets	$16,895,570	28,576,680

(continued)

FEMASYS INC.
Balance Sheets

Liabilities and Stockholders’ Equity	December 31, 2022	December 31, 2021
Current liabilities:
Accounts payable	$510,758	445,522
Accrued expenses	456,714	603,787
Clinical holdback - current portion	45,206	18,947
Note payable – current portion	141,298	181,123
Lease liabilities – current portion	373,833	406,674
Other – current	—	36,037
Total current liabilities	1,527,809	1,692,090
Long-term liabilities:
Clinical holdback - long-term portion	96,658	149,791
Lease liabilities – long-term portion	28,584	402,417
Total long-term liabilities	125,242	552,208
Total liabilities	1,653,051	2,244,298
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized,11,986,927 shares issued and 11,869,704 outstanding as of December 31, 2022; and 11,921,388 shares issued and 11,804,165 outstanding as of December 31, 2021	11,987	11,921
Treasury stock, 117,223 shares	(60,000)	(60,000)
Warrants	567,972	702,492
Additional paid-in-capital	108,857,065	108,418,304
Accumulated deficit	(94,134,505)	(82,740,335)
Total stockholders’ equity	15,242,519	26,332,382

Total liabilities and stockholders’ equity	$16,895,570	28,576,680

See accompanying notes to financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
Years ended December 31, 2022 and 2021

	December 31, 2022	December 31, 2021
Sales	$1,206,218	1,179,689
Cost of sales	441,938	370,384
Gross margin	764,280	809,305
Operating expenses:
Research and development	5,813,755	4,084,304
Sales and marketing	558,852	208,735
General and administrative	5,430,704	4,262,002
Depreciation and amortization	561,233	591,068
Total operating expenses	12,364,544	9,146,109
Loss from operations	(11,600,264)	(8,336,804)
Other income (expense):
Interest income, net	228,164	3,768
Other income	—	821,515
Interest expense	(13,464)	(19,226)
Other expense	(2,306)	(3,098)
Total other income	212,394	802,959
Loss before income taxes	(11,387,870)	(7,533,845)
Income tax expense	6,300	4,000

Net loss	$(11,394,170)	(7,537,845)

Net loss attributable to common stockholders, basic and diluted	$(11,394,170)	(7,537,845)

Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	(1.12)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,815,019	6,712,028

See accompanying notes to financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity (Deficit)

	Series B and Series C Redeemable Convertible										Accumulated other		Total
	Preferred stock		Common stock		Treasury stock		Preferred stock			Additional	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	paid-in capital	loss, net of tax	deficit	Equity (Deficit)

Balance at December 31, 2020	55,835,833	$55,343,686	1,110,347	$1,110	117,223	$(60,000)	17,210,609	$17,211	$702,492	$22,725,949	$—	$(75,202,490)	$(51,815,728)

Issuance of common stock for cash upon exercise of options	—	—	44,698	45	—	—	—	—	—	126,501	—	—	126,546
Issuance of common stock in connection with IPO	—	—	2,650,000	2,650	—	—	—	—	—	30,019,707	—	—	30,022,357
Automatic conversion of preferred stock in connection with IPO	(55,835,833)	(55,343,686)	8,116,343	8,116	—	—	(17,210,609)	(17,211)	—	55,352,781	—	—	55,343,686
Share-based compensation expense	—	—	—	—	—	—	—	—	—	193,366	—	—	193,366
Net loss	—	—	—	—	—	—	—	—	—	—	—	(7,537,845)	(7,537,845)

Balance at December 31, 2021	—	—	11,921,388	11,921	117,223	(60,000)	—	—	702,492	108,418,304	—	(82,740,335)	26,332,382

Issuance of common stock for cash upon exercise of options	—	—	9,445	10	—	—	—	—	—	16,141	—	—	16,151
Issuance of common stock in connection with Employee Stock Purchase Plan	—	—	4,843	5	—	—	—	—	—	3,724	—	—	3,729
Issuance of common stock in connection with At-The-Market offering, net of issuance costs of $95	—	—	51,251	51	—	—	—	—	—	59,437	—	—	59,488
Share-based compensation expense	—	—	—	—	—	—	—	—	—	224,939	—	—	224,939
Expiration of warrant	—	—	—	—	—	—	—	—	(134,520)	134,520	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	—	—	(11,394,170)	(11,394,170)

Balance at December 31, 2022	—	$—	11,986,927	$11,987	117,223	$(60,000)	—	$—	$567,972	$108,857,065	$—	$(94,134,505)	$15,242,519

See accompanying notes to financial statements.

FEMASYS INC.
Statements of Cash Flows
Years ended December 31, 2022 and 2021

	Years ended December 31
	2022	2021
Cash flows from operating activities:
Net loss	$(11,394,170)	(7,537,845)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	539,434	551,092
Amortization	21,799	39,976
Amortization of right-of-use assets	327,907	373,219
Inventory reserve	4,100	540
Share-based compensation expense	224,939	193,366
Loan and accrued interest forgiveness on note payable	—	(821,515)
Loss on fixed asset disposition	2,285	3,098
Changes in operating assets and liabilities:
Accounts receivable	6,788	41,532
Inventory	(232,553)	(77,432)
Other assets	295,862	475,993
Accounts payable	65,236	(228,811)
Accrued expenses	(147,073)	(504,799)
Lease liabilities	(383,616)	(413,212)
Other liabilities	(62,911)	(25,987)

Net cash used in operating activities	(10,731,973)	(7,930,785)
Cash flows from investing activities:
Purchases of furniture and equipment	(407,475)	(306,868)

Net cash used in investing activities	(407,475)	(306,868)
Cash flows from financing activities:
Payments of deferred offering costs[1]	(232,845)	(1,578,643)
Proceeds from issuance of common stock	79,463	31,740,046
Repayment of notes payable	(505,205)	(442,086)
Payments under lease obligations	(23,058)	(20,861)

Net cash (used in) provided by financing activities	(681,645)	29,698,456

Net change in cash and cash equivalents	(11,821,093)	21,460,803
Cash and cash equivalents:
Beginning of year	24,783,029	3,322,226

End of year	$12,961,936	24,783,029

Supplemental cash flow information
Cash paid for:
Interest	$13,464	15,865
Income taxes	$5,050	800
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	55,360,897
Commission costs relating to certain proceeds from issuance of common stock	$1,843	—
Prepaid insurance financed with promissory notes	$141,298	181,123

 1 Deferred offering costs includes $95 of offering costs charged against certain proceeds from the issuance of common stock.

See accompanying notes to financial statements.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
(1)	Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the Company or Femasys) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a biomedical company focused on transforming women’s healthcare by developing novel solutions and next-generation advancements providing significant clinical impact to address severely underserved areas. The Company’s mission is to provide women with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics. The Company currently operates as one segment with an initial focus on servicing the reproductive health needs for those seeking permanent birth control or solutions for infertility issues.

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemBloc® (FemBloc), the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology and we recently  completed a validation study under an approved Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) and plan to use the study data to support which of the two confirmation tests (ultrasound or radiology) should be studied in a new pivotal trial to support a potential future application for PMA for FemBloc. Results of the small study along with the trial design for the pivotal clinical trial is planned for submission to the FDA in the first quarter of 2023.- FemaSeed® (FemaSeed), a solution which enables directed intrauterine insemination to improve on traditional intrauterine insemination (IUI) and provides a lower cost option to in vitro fertilization methods, received approval in April 2021 from the FDA on its IDE and the clinical study was initiated in July 2021. An updated study design received approval in October 2022 from the FDA. FemVue® (FemVue), a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemChec® (FemChec), allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success). FemCerv® (FemCerv) is a solution for complete tissue sampling with minimal contamination of the endocervical canal as an alternative to the single biopsy method, and is approved for sale in the U.S. FemCath™ (FemCath), allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S.

Basis of Presentation

The Company has prepared the accompanying financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).

Liquidity

As of December 31, 2022, the Company has cash and cash equivalents of $12,961,936. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, in the future with additional equity and/or debt financing arrangements, and revenue primarily from the sale of FemVue to support the Company’s research and development activities, largely in connection with FemBloc and FemaSeed. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the year ended December 31, 2022, the Company generated a net loss of $11,394,170. The Company expects such losses to increase over the next few years as the Company advances FemBloc and FemaSeed through clinical development until FDA approval is received and the products are available to be marketed.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of December 31, 2022 of $94,134,505 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful  since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
The Company is evaluating strategies to obtain the required additional funding for future operations. These strategies may include, but are not limited to, obtaining equity financing, issuing debt or entering into other financing arrangements, and restructuring of operations to grow revenues and decrease expenses. However, given the impact of the economic downturn on the U.S. and global financial markets, the Company may be unable to access further equity or debt financing when needed. As such, there can be no assurance that the Company will be able to obtain additional liquidity when needed or under acceptable terms, if at all.

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the pre-IPO valuation of common stock, stock options, warrants, the valuation of useful lives of property and equipment, and clinical trial cost accruals. Actual results could differ from those estimates.

(b)	Certain Risk and Uncertainties

Most of the products developed by the Company, such as its FemBloc and FemaSeed, will require approval from the FDA or corresponding foreign regulatory agencies prior to commercial sales. The FemCath (formally FemVue) Cornual Balloon Catheter, FemVue® Saline‑Air Device, FemChec® Pressure Management Device, and FemCerv® Endocervical Sampler have achieved FDA clearance.  The FemVue® Saline‑Air Device has also received approval to sell in Canada, Hong Kong and Japan. There can be no assurance the Company’s other products in development will receive the necessary clearances. If the Company is denied clearance or clearance is delayed, it might have a material adverse impact on the Company.

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

Certain of the Company’s financial instruments, including cash, accounts receivable, inventory, accounts payable, accrued expenses, notes payable and other liabilities approximate their fair value because of the short‑term maturity of these financial instruments. The fair value of the Company’s cash equivalents are based on Level 1 inputs (notes 3 and 4), and the fair value of stock options and warrants is based on Level 3 inputs (note 3).

(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of amounts invested in money market mutual funds and are stated at fair value. See note 2(q) for information on concentration of credit risk.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
(e)	Accounts Receivable

The Company grants trade credit to customers in the normal course of business and does not require collateral or any other security to support its receivables. Management reviews its accounts receivable monthly for any collection issues. Potentially uncollectible accounts are written off to bad debt expense when it is determined that the likelihood a customer account is uncollectible is probable.  For the year ending December 31, 2022, the company had written off $977 against the reserve, compared to $0 in 2021. As of December 31, 2022 and 2021, the Company’s reserves for uncollectible accounts were $2,048 and $2,026, respectively.

(f)	Inventories

Inventories are stated at the lower of cost or net realizable value.  Cost, which includes amounts related to materials, labor and overhead, is determined on a first‑in, first‑out basis.  Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.

Management reviews inventories continually for aging or obsolescence and accounts for such items once identified. In 2022 and 2021, the Company disposed of inventory in the amount of $2,847 and $586, respectively. As of December 31, 2022 and 2021, the FemVue reserve for slow moving, obsolete, or unusable inventories was $2,103 and $850, respectively.

Inventory stated at cost, net of reserve, consisted of the following as of December 31:

	2022	2021
Materials	$244,498	111,531
Work in progress	100,453	12,795
Finished goods	91,772	83,944
Inventory, net	$436,723	208,270

(g)	Other Assets

The Company has research tax credits that are available to the Company to offset future payroll withholding liabilities.  As of December 31, 2022 and 2021, the total amount of these credits is $891,062 and $766,571, respectively.   The Company has included these amounts on the accompanying balance sheets as follows as of December 31:

	2022	2021
Other current assets	$212,134	184,638
Other long-term assets	678,928	581,933
Research tax credits available to the Company	$891,062	766,571

(h)	Property and Equipment

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

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
Depreciation expense for the years ended 2022 and 2021 was $521,151 and $532,552, respectively.  In 2022, the Company disposed of property and equipment at a cost of $28,234 with a net book value of $2,285, which is recorded in other expense on the statements of comprehensive loss. In 2021, the Company disposed of property and equipment at a cost of $11,401 with a net book value of $3,098, which is recorded in other expense on the statements of comprehensive loss.

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

	2022	2021
Cost	$1,668,951	1,668,951
Accumulated amortization	(1,665,657)	(1,643,858)
Net book value	$3,294	25,093

Amortization expense for intangible assets for the years ended December 31, 2022 and 2021 was $21,799 and $39,976, respectively. Amortization expense related to intangible assets is expected to be $3,294 for the year ended December 31, 2023.

(l)	Deferred Offering Costs

Deferred offering costs, which consisted mainly of legal, consulting, and accounting fees directly attributable to a strategic financing transaction, were capitalized in accordance with Staff Accounting Bulletin (SAB) Topic 5.A, codified in Accounting Standards Codification (ASC) 340-10-S99-1.

During 2022, the Company incurred $232,845 in deferred offering costs in connection with the Equity Distribution Agreement entered in July 2022 with Piper Sandler which included an At-The-Market (ATM) facility. These deferred offering costs will be offset against the total proceeds from the issuance of common stock available under the Equity Distribution Agreement, and the Company will expense any remaining balance of deferred offering costs if the Equity Distribution agreement is terminated or aborted. In December 2022, the Company offset $95 of deferred offering costs in connection with the gross proceeds issued under the ATM facility.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
In May 2021, the Company expensed $188,544 of deferred offering costs in connection with another financing transaction to focus on the IPO transaction.  In June 2021, upon the closing of the IPO, total deferred offering costs of $1,591,143 were offset against the proceeds of the IPO offering.

As of December 31, 2022, deferred offering costs capitalized were $232,750 and are included in other long-term assets in the accompanying balance sheet. As of December 31, 2021, no amounts of deferred offering costs were capitalized.

(m)	Accrued Expenses

Accrued clinical trial expenses include research and development costs for third-party services, largely related to the Company’s clinical trials, that are estimated based upon the services provided but not yet invoiced. These costs, at times, may be a significant component of the research and development expenses and the Company makes estimates in determining the accrued expense each period.  As actual costs become known, the Company adjusts its accrual. Accrued other expenses include director fees, sales taxes and other accrued expenses.

Accrued expenses consisted of the following as of December 31:

	2022	2021
Clinical trial costs	$333,440	301,730
Compensation costs	85,191	98,272
Franchise taxes	26,886	103,020
Other	11,197	100,765
Accrued expenses	$456,714	603,787

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
(n)	Clinical Holdback

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

The following table shows the activity within the clinical holdback liability accounts for the year ended December 31, 2022:

Balance at December 31, 2021	$168,738
Clinical holdback retained	21,456
Clinical holdback paid	(48,330)
Balance at December 31, 2022	$141,864
Less: clinical holdback - current portion	(45,206)
Clinical holdback - long-term portion	$96,658

The following table shows the activity within the clinical holdback liability accounts for the year ended December 31, 2021:

Balance at December 31, 2020	$164,972
Clinical holdback retained	15,503
Clinical holdback paid	(11,737)
Balance at December 31, 2021	$168,738
Less: clinical holdback - current portion	(18,947)
Clinical holdback - long-term portion	$149,791

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
(o)	Revenue Recognition

The Company’s policy is to recognize revenue when a customer obtains control of the promised goods under ASC 606, Revenue from Contracts with Customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods, and the Company has elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price.  The Company does not have multiple performance obligations in its customer orders, so revenue is recognized upon shipment of the Company’s goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days.  All revenue is recognized point in time and no revenue is recognized over time.  There was no revenue recognized during the years ended December 31, 2022 and 2021 from performance obligations satisfied or partially satisfied in prior periods.  Additionally, there were no unsatisfied performance obligations as of December 31, 2022 and 2021.

The majority of products sold directly to U.S customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to the Company’s international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point.   Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee.  As of December 31, 2022, the Company has not had a history of significant returns.

The following table summarizes the Company’s sales, primarily from FemVue, by geographic region for the years ending December 31:

Primary geographical markets	2022	2021
U.S.	$1,090,359	1,005,612
International	115,859	174,077
Total	$1,206,218	1,179,689

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

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, and accounts receivable. As of December 31, 2022, the Company maintained substantially all its cash and cash equivalents primarily in one bank, Silicon Valley Bank (SVB), in amounts which, at times, exceed federally insured limits, which Management believed, at that time, SVB was financially sound and minimal credit risk existed with respect to these holdings. As of March 15, 2023, the Company transferred substantially all of its cash and cash equivalents to another financial institution, Wells Fargo Bank.

The Company generates revenue from sales directly to U.S. customers and to the Company’s international distributors with all prices in U.S. dollars.   For the years ended December 31, 2022 and 2021, Bayer Yakuhin, Ltd. accounted for 10% and 15% of total revenue, respectively. No other customers accounted for more than 10% of total revenue.  As of December 31, 2022, the Company had one customer with an accounts receivable balance greater than 10% of total receivables or 16% of total receivables. As of December 31, 2021, the company had no customer with an accounts receivable balance greater than 10% of total receivables.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
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

Advertising costs are expensed as incurred. Advertising costs were $41,022 and $27,000 for the years ended December 31, 2022 and 2021, respectively. They are reflected in sales and marketing expenses in the statements of comprehensive loss.

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

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company has determined it had no unrecognized tax benefits as of December 31, 2022 and 2021.

As of December 31, 2022, the 2019 through 2022 tax years remain subject to examination by federal and most state tax authorities. The use of net operating losses generated in tax years prior to 2018 may also subject returns for those years to examination.

(x)	Other Income

For the year ended December 31, 2022, the Company recorded no other income. For the year ended December 31, 2021, the Company recorded $821,515 in other income in connection with the Small Business Administration (SBA) Paycheck Protection Program (PPP) loan forgiveness program (see note 6).

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
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

(aa)	Recently Issued Accounting Pronouncements – Not Yet Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard changes the accounting for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. Under legacy standards, we recognize an impairment of receivables when it was probable that a loss had been incurred. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including reasonable and supportable forecasts about future economic conditions. The guidance is effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. We do not expect the adoption of the standard to have a significant impact on the Company’s results of operations, financial position or cash flows as credit losses are not expected to be significant based on historical collection trends, the financial condition of payment partners, and external market factors.

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

Level 3 – Valuation is generated from model‑based techniques that use significant assumptions not observable in the market. These unobservable assumptions reflect the Company’s own estimates of assumptions market participants would use in pricing the asset or liability.

The Company’s options on common stock and warrants are classified as equity instruments and are measured at fair value at issue date. The Company values the options based on the Black‑Scholes option pricing model. The Company uses unobservable inputs for the model’s assumptions, including management’s assumptions of the Company’s volatility and price of the underlying stock (notes 8 and 9).

(4)	Cash and Cash Equivalents

As of December 31, 2022 and 2021, money market funds included in cash and cash equivalents on the balance sheets were $12,553,557 and $24,388,443, respectively, which represent Level 1 within the fair value hierarchy (see note 3).

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
(5)	Commitments and Contingencies

(a)	Leases

As of December 31, 2022, the Company has the right of use for its facilities located in Suwanee, GA under a long-term operating lease agreement, as amended (Lease Agreement), which expires January 2024.  The Company has the option (Extension Option) to extend the term for two consecutive terms of five years each at 100% of the then current market rate, as agreed by both parties, and upon certain terms and conditions and the Company must provide written notice of its intent to exercise this extension option at least twelve months prior to the expiration date of January 2024. In September 2022, the Company provided written notice to the lessor of its intent to exercise this extension option and is currently working with the lessor on the terms. Under the terms of the lease agreement, the Company’s monthly rent is subject to increases on an annual basis. As of December 31, 2022, the Company’s monthly rent payment was $45,659.

Operating right-of-use assets and lease liabilities consist of the following as of December 31:

	2022	2021
Lease right-of-use assets	$307,761	635,668
Total	$307,761	635,668

Lease liabilities:	2022	2021
Lease liabilities – current portion	$357,640	383,616
Lease liabilities – long-term portion	28,584	386,224
Total	$386,224	769,840

As of December 31, 2022 and 2021, the weighted average discount rate for all operating leases with initial terms of more than one year was approximately 10% and the weighted average remaining term for operating leases was 1.1 years and 2.1 years, respectively.

The operating lease agreement for the Company’s facility includes non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses for the year ended are summarized as follows for the years ending December 31:

Lease cost:	2022	2021
Operating lease cost	$485,598	487,746
Short-term lease cost	5,730	3,343
Variable lease cost	41,198	17,497
Total	$532,526	508,586

(b)	Financing Leases

The Company has the right of use for certain leasehold improvements and office equipment at its facility located in Suwanee, GA. For the years ending December 31, 2022 and 2021, no new financing leases were entered into during the year.  Lease expense will be recognized as payment of financing lease, depreciation expense and interest expense.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
Financing right-of-use assets and lease liabilities consist of the following as of December 31:

	2022	2021
Lease right-of-use assets	$150,122	150,122
Accumulated depreciation	(138,326)	(120,043)
Net	$11,796	30,079

Lease liabilities:	2022	2021
Lease liabilities – current portion	$16,193	23,058
Lease liabilities – long-term portion	—	16,193
Total	$16,193	39,251

As of December 31, 2022 and 2021, the weighted average discount rate for all financing leases with initial terms of more than one year was approximately 10%, and the weighted average remaining term for financing leases was 0.7 and 1.6 years, respectively. Depreciation expense associated with the Company’s financing leases was $18,283 and $18,540, respectively, and interest expense was $2,892 and $5,090 for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the Company’s undiscounted cash payment obligations for its lease liabilities with initial terms of more than twelve months as of December 31, 2022:

Operating leases:
2023	$557,500
2024	47,029
Total undiscounted lease payments -operating leases	604,529
Financing leases:
2023	16,792
Total undiscounted lease payments -finance leases	16,792
Total undiscounted lease payments	621,321
Less: imputed interest	(218,904)
Lease liability	402,417
Less: current portion of lease liability	(373,833)
Lease liability, less current portion	$28,584

(c)	Clinical Trial Agreements

As part of the regulatory approval process for taking its products to market or conducting post-market clinical studies to support marketing efforts for products with regulatory clearance, the Company enters into a CTA to compensate each participating medical institution and physician. Generally, upon executing a CTA with a participating medical institution or physician, the Company pays a fee for review board approval that usually requires annual renewals and one time site startup costs. As individual patients are enrolled in the clinical trial by the participating medical institution or physician, the Company pays certain per patient fees according to the CTA for the duration of the trial.   Expenses incurred in connection with these CTA activities are expensed as services are provided and are included in research and development expenses on the accompanying statements of comprehensive loss.

(d)	Legal Claims

Occasionally, the Company may be a party to legal claims or proceedings of which the outcomes are subject to significant uncertainty. In accordance with ASC 450, Contingencies, the Company will assess the likelihood of an adverse judgment for any outstanding claim as well as ranges of probable losses. When it has been determined that a loss is probable and the amount can be reasonably estimated, the Company will record a liability. For the years ended December 31, 2022 and 2021, there were no material legal contingencies requiring accrual or disclosure.

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director who is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2022 and 2021.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
(6)	Notes Payable

(a)	Paycheck Protection Program Loan

In June 2021, the Company was notified by the Georgia Primary Bank (the Lender) that the unsecured loan in the amount of $812,500, which was made pursuant to the PPP, and accrued interest of $9,015 was fully forgiven; and, as a result, the entire amount was derecognized on the Company’s financial statements, which was included as other income for the twelve months ended December 31, 2021 on the accompanying statements of comprehensive loss. The Company is required to maintain all necessary records for at least six years following the date of forgiveness, and the SBA reserves the right to audit the Company’s fully forgiven PPP loan.

As of December 31, 2022 and 2021, no amounts were outstanding under the PPP loan. For the years ended December 31, 2022 and 2021, no interest expense on the PPP loan was recognized.

(b)	AFCO Credit Corporation (AFCO)

In June 2021, the Company executed a Promissory Note with AFCO to finance certain insurance premiums totaling $558,367, requiring the Company to pay $111,673 in a down payment and make monthly installment payments. The annual interest rate was 5.25% and the monthly installment payments were $45,751, which represented principal and interest. The final installment payment was paid April 2022.

In June 2022, the Company executed another Promissory Note with AFCO to finance certain insurance premiums totaling $465,380, requiring the Company to pay $47,539 in a down payment and make monthly installment payments. The annual interest rate is 5.7% and the monthly installment payment is $47,539, which represent principal and interest. The final installment payment is due March of 2023.

As of December 31, 2022 and December 31, 2021, the principal balance on the AFCO note was $141,298 and $181,123, respectively and is included in Notes payable – current portion in the accompanying balance sheets. Interest expense in connection with the AFCO promissory notes was $10,572 and $10,775 the years ended December 31, 2022 and 2021, respectively.

(7)	Income Taxes

The current tax provisions and deferred tax provisions as reflected in the financial statements is as follows as of December 31:

	2022	2021
Current federal taxes	$—	—
Current state taxes	6,300	4,000
Current tax provision	6,300	4,000
Deferred federal taxes	(2,797,001)	(1,913,368)
Deferred state taxes	371,982	(98,744)
Deferred tax provision	(2,425,019)	(2,012,112)
Valuation allowance change	2,425,019	2,012,112
Total income tax expense provision	$6,300	4,000

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows as of December 31:

	2022	2021
Federal income tax at statutory federal rate	21.00%	21.00%
Permanent differences	—	2.00
Research and development credit	(1.00)	3.00
Other deferred adjustments	—	—
State income tax expense (net of federal benefit)	1.00	1.00
Valuation allowance	(21.00)	(27.00)
Effective tax rate	—%	—%

Deferred tax assets (liabilities) consisted of the following as of December 31:

	2022	2021
Deferred tax asset arising from:
Net operating loss carry forwards	$17,869,574	16,873,473
Accrued expenses (vacation)	7,625	13,920
Intangibles	90,508	82,451
Property and equipment	41,279	—
Research and development expense capitalization	1,487,512	—
Research and development tax credits	3,088,254	3,190,604
Share-based compensation expense	46,312	20,207
Lease liabilities	90,224	188,789
Other	1,189	8,898
Deferred tax asset	22,722,477	20,378,342
Deferred tax liability arising from:
UNICAP	(10,733)	(10,615)
Right-of-use assets	(71,646)	(138,239)
Property and equipment	—	(14,409)
Deferred tax liability	(82,379)	(163,263)
Valuation allowance	$22,640,098	20,215,079
Net deferred tax asset	$—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2022 and 2021.  The change in valuation allowance was $2,425,019 and $2,012,112 for the years ended December 31, 2022 and 2021, respectively.

Beginning on January 1, 2022, the Tax Cuts and Jobs Act, enacted in December 2017, eliminated the option to deduct research and development expenditures in the current period and requires taxpayers to capitalize and amortize U.S.-based and non-U.S. based research and development expenditures over five and fifteen years, respectively. This legislation does not impact the Company’s current tax obligations.

As of December 31, 2022 and 2021, respectively, the Company has $82,500,567 and $78,264,967 of federal net operating loss carry forwards and $2,838,559 and $2,407,689 of federal research and experimentation tax credits, respectively, and state net operating loss carry forwards of $9,522,312 and $7,774,956, respectively.  The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depend predominately upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carry forwards and tax credit carry forwards that may be used in future years.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
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

The following schedule indicates the expiration year, as of December 31, for the Company’s federal net operating loss carryforwards available to future years without taking into account any Section 382 limitations as of December 31, 2022:

2024	$430,332
2025	865,274
2026	1,213,130
2027	2,082,043
2028	2,536,605
2029	2,235,045
2030	4,132,949
2031	3,160,709
2032	3,533,521
2033	2,987,848
2034	2,516,728
2035	4,777,558
2036	4,503,474
2037	6,869,819
Indefinitely	40,655,622
Total	$82,500,657

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

(8)	Stockholders’ Equity

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

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
In June 2021, the Company issued 2,650,000 shares of common stock in connection with the Company’s IPO of its common stock at $13.00 per share. Net proceeds to the Company, after deducting underwriting discounts, commissions, and legal expenses, was $31,613,500. Offering costs incurred by the company were $2,016,143, which include legal expenses incurred and paid by the underwriters of $425,000. Immediately prior to the closing of the IPO, all of the convertible Series A preferred stock and redeemable convertible Series B and Series C preferred stock automatically converted into 8,116,343 shares of common stock.

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

In July 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related Prospectus establishing an “at-the-market” facility, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. As of December 31, 2022, 51,251 shares of common stock had been sold under the Equity Distribution Agreement.

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

In the event of our liquidation or dissolution, the holders of common stock are entitled to receive proportionately the Company’s net assets available for distribution to stockholders after the payment of all debts and other liabilities and subject to the prior rights of any outstanding preferred stock. Holders of common stock have no preemptive, subscription, redemption, or conversion rights.

(b)	Convertible Preferred Stock

In June 2021,  17,210,609 shares of convertible preferred stock outstanding were automatically converted into 1,912,332 shares of common stock after taking into account the 1-for-9 reverse stock split.

As of December 31, 2022, no shares of convertible preferred stock have been issued and/or outstanding, and no dividends have been declared or paid since inception.

(c)	Redeemable Convertible Preferred Stock

In June 2021, 55,835,833 shares of redeemable convertible preferred stock outstanding were automatically converted into 6,204,011 shares of common stock after taking into account the 1-for-9 reverse stock split.

As of December 31, 2022, no shares of redeemable convertible preferred stock have been issued and/or outstanding, and no dividends have been declared or paid since inception.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
(d)	Preferred Stock

Under the terms of the Amended and Restated Certificate, the Company’s Board of Directors is authorized to direct the Company to issue shares of preferred stock in one or more series without stockholder approval. The Board of Directors has the discretion to determine the rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, of each series of preferred stock.

The purpose of authorizing the Board of Directors to issue preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions, future financings, and other corporate purposes, could have the effect of making it more difficult for a third-party to acquire, or could discourage a third-party from seeking to acquire, a majority of the outstanding voting stock. As of December 31, 2022 and 2021, no shares of preferred stock are outstanding.

(e)	Warrants

As of December 31, 2022, the Company has warrants outstanding to purchase shares of common stock, which are all exercisable in whole or in part, with expiration dates as follows:

	Number of
	warrants	Exercise
Expiration date	outstanding	price
March 2024	31,882	$31.50
April 2024	4,762	$31.50
April 2025	55,117	$7.25
December 2026	128,934	$9.45
January 2027	12,705	$9.45
Total	233,400

In May 2022, a warrant to purchase 11,112 shares of common stock expired.

(f)	Dividends

As of December 31, 2022, no dividends have been declared or paid since inception.

As of December 31, 2022, the Company had 11,869,704 shares of common stock outstanding,

(9)	Equity Incentive Plans

(a)	Stock Option Plans – Prior to the IPO

Prior to the IPO in June 2021, the Company maintained two equity incentive plans, the 2004 Stock Incentive Plan, as amended, or 2004 Plan, and the 2015 Stock-Based Incentive Compensation Plan, or 2015 Plan, which provided the Company’s employees, non-employee directors, consultants and independent contractors the opportunity to participate in the equity appreciation of the business through the receipt of stock options to purchase shares of common stock. New grants ceased being made under the 2004 Plan upon the adoption of the 2015 Plan; however, outstanding stock options under the 2004 Plan may continue to be exercised in accordance with their terms. We adopted the 2015 Plan in April 2015, which contains substantially similar terms and conditions as the 2004 Plan. The 2015 Plan initially had 1,176,681 shares of common stock reserved for issuance under the 2015 Plan and was administered by the compensation committee of the Board of Directors. Upon the closing of the IPO, no further awards will be made under the 2015 Plan; however, outstanding stock options under the 2015 Plan may continue to be exercised in accordance with their terms.  No grants were awarded under our 2015 plan for the years ended December 31, 2022 and 2021.

(b)	Stock Option Plans – Post the IPO

In June 2021, in connection with the IPO, the 2021 Equity Incentive Plan (2021 Plan) became effective, which was adopted by the Board of Directors in February 2021 and the stockholders approved the 2021 Plan in March 2021.  The 2021 Plan is administered by our compensation committee. Upon the effectiveness of the 2021 Plan, no new grants will be awarded under our 2015 Stock-Based Incentive Compensation Plan.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
Under the 2021 Plan, the Company may grant awards in respect of shares of common stock to employees, consultants, and non-employee directors pursuant to option awards, stock appreciation right, or SAR, awards, restricted stock awards, restricted stock unit, or RSU, awards, performance stock awards, performance stock unit, or PSU, awards, and other stock-based awards.

The total number of shares of common stock available for awards under the 2021 Plan is 1,111,111, provided that such number shall be automatically increased on each January 1, beginning on January 1, 2022, by 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or such lesser number of shares as determined by the Board of Directors.  The aggregate number of shares of our common stock that will be available for issuance under awards granted pursuant to the 2021 Plan shall also be increased by the number of shares underlying the portion of an award granted under the 2015 Plan that is cancelled, terminated or forfeited or lapses after the effective date of the 2021 Plan. No more than 1,111,111 shares of common stock issued under the 2021 Plan may be issued pursuant to the exercise of incentive stock options (ISO), provided that such number shall be automatically increased on each January 1, beginning on January 1, 2022, by the lesser of 4% of the outstanding number of shares of common stock on the immediately preceding December 31 or 555,555 shares of common stock. Shares of common stock issued by us in connection with the assumption or substitution of outstanding grants or under certain stockholder approved plans from an acquired company shall not reduce the number of shares of common stock available for awards under the 2021 Plan. Shares of common stock underlying the portion of an award that is forfeited or otherwise terminated for any reason whatsoever, in any case, without the issuance of shares of common stock, will be added back to the number of shares of common stock available for grant under the 2021 Plan. No non-employee director may be granted awards under the 2021 Plan in any one calendar year covering a number of shares of common stock that have a fair market value on the grant date in excess of $350,000 in the first calendar year of such non-employee director’s initial service as a non-employee director and $200,000 in any other calendar year of such non-employee director’s service as a non-employee director.

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

Activity under the stock option plans was as follows:

		Weighted
		average
	Number of	exercise
	options	price
Balances at December 31, 2020	743,627	$3.60
Granted	—	—
Exercised	(44,698)	2.83
Expired	(556)	27.00
Forfeited	(8,378)	5.43
Balances at December 31, 2021	689,995	$3.58
Granted	367,670	5.33
Exercised	(9,445)	1.71
Expired	(10,558)	27.00
Forfeited	(106,112)	4.09
Balances at December 31, 2022	931,550	$3.97

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
Stock options granted under the stock option plans for the years ended December 31 2022 and 2021 were as follows:

	2022	2021
Employee	299,670	—
Nonemployee	68,000	—
Total	367,670	—

The intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was $3,306 and $159,062, respectively. The intrinsic values represent the dollar value of the exercised stock options whereby the fair market value of the underlying common stock exceeded the exercise price of the stock option as of the exercise date.

The options outstanding and vested and currently exercisable by exercise prices as of December 31, 2022 were as follows:

Option outstanding			Options vested and exercisable
		Weighted		Weighted	Weighted
		average	Number of	average	average
Exercise	Outstanding	remaining	options	Exercise	remaining
price	(in shares)	life years	vested	price	life years
$1.13 - 1.67	91,100	9.59	—	$—	—
1.68 - 1.86	193,335	3.21	82,224	1.71	3.21
1.87 - 3.14	166,850	9.09	—	—	—
3.15 - 3.60	259,836	4.50	259,836	3.24	4.50
3.61 - 5.31	68,616	5.23	68,616	3.97	5.23
5.32 - 9.56	51,813	6.95	38,765	6.12	6.95
9.57 - 13.00	100,000	9.07	—	—	—
	931,550	6.23	449,441	3.32	4.58

As of December 31, 2022, the total number of shares of common stock reserved for future awards under the 2021 Plan is 1,325,247.

(c)	Inducement Grants

For the year ended December 31, 2022, the Company awarded, outside the 2021 Plan, two stock option grants for the right to purchase a total of 150,000 shares of common stock (inducement grants), which were approved by the Compensation Committee. The weighted average exercise price was $2.42. The inducement grants will vest in equal installments over four years provided the employee remains employed by the Company on the vesting date. As of December 31, 2022, awards to purchase 150,000 options are outstanding, none are exercisable, and the weighted average remaining life is 9.4 years.

(d)	Valuation

The Company uses the Black‑Scholes option pricing model to determine the fair value of stock awards granted to employees and nonemployees. The determination of the fair value of share‑based payment awards granted using a pricing model is affected by the Company’s stock price as well as the assumptions regarding a number of complex and subjective variables as follows:

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

The Company has not declared or paid any cash dividends from inception through December 31, 2022 and does not plan to pay any cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
(iv)	Expected Volatility

Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable companies.

(v)	Forfeitures

The Company accounts for forfeitures as they occur.

The Black-Scholes weighted average assumptions for all stock option awards granted during 2022 were as follows:

	2022
	2021 Equity Plan	Inducement Grants
Fair Value of Awards	$2.06	2.01
Grant Price	$5.33	2.42

Expected term (in years)	6.28	6.25
Risk‑free interest rate	2.13%	2.52%
Dividend yield	—%	—%
Expected volatility	107.98%	107.70%

(e)	Employee Stock Purchase Plan (ESPP)

In June 2021, in connection with the IPO, the ESPP became effective which was adopted by the Board of Directors in February 2021 and the stockholders approved the 2021 ESPP Plan in March 2021.  The ESPP is administered by the compensation committee.

The total number of shares of common stock available for purchase under the ESPP is 166,666, provided that such number is automatically increased on January 1 of each calendar year, from January 1, 2022 through January 1, 2031 by the least of (i) 1.0% of the total number of shares of common stock outstanding on December 31 of the immediately preceding calendar year, (ii) 222,222 shares of common stock or (iii) a number determined by the board of directors that is less than the foregoing clauses (i) and (ii).

Under the ESPP, the Company may specify offerings with durations of not more than 27 months and may specify shorter purchase periods within each offering. Each offering will have one or more purchase dates on which shares of common stock will be purchased for employees participating in the offering. An offering may be terminated under certain circumstances. No employee may purchase more than 12,254 shares of common stock under the ESPP during any offering period. Unless otherwise determined by the board of directors, shares of common stock will be purchased for accounts of employees participating in the ESPP at a price per share equal to the lower of (i) 85% of the fair market value of a share of common stock on the last date of an offering period or (ii) 85% of the fair market value of a share of common stock on the first day of such offering period.

As December 31, 2022, 4,843 shares of common stock have been purchased under the ESPP, and the total number of shares of common stock reserved for future awards under the ESPP is 279,864.

(f)	Stock‑Based Compensation Expense

Stock‑based compensation expense recognized is based on the value of the portion of stock option awards that is ultimately expected to vest on a straight-line basis. Stock‑based compensation expense recognized in the Company’s statements of comprehensive loss during the years ended December 31, 2022 and 2021 includes compensation expense for stock‑based awards based on the fair value estimated in accordance with the provisions of ASC 718, Compensation – Stock Compensation.

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
The following table shows the stock-based compensation expense related to vested stock option grants to employees and nonemployees awarded under the stock plans and inducement grants by financial statement line item on the accompanying statement of comprehensive loss:

	2022	2021
Research and development	$95,484	106,469
Sales and marketing	6,680	3,759
General and administrative	122,775	83,138
Total share-based compensation expense	$224,939	193,366

As of December 31, 2022, the remaining amount of stock‑based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $1,058,218, which includes $463,311 of compensation expense to be recognized upon achieving a certain performance condition. The $594,907 of unrecognized expense is expected to be recognized over a weighted average period of 2.9 years.

(10)	Retirement Plan

The Company has a 401(k) defined contribution plan covering substantially all full‑time employees, meeting certain eligibility requirements. The Company has no required matching or other contribution requirements. For the year end December 31, 2022 and 2021, the company contributed $73,947 and $0 of voluntary employer matching contributions.

(11)	Related‑Party Transactions

During the years ended December 31, 2022 and 2021, there were no related-party transactions.

(12)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31:

	2022	2021

Net loss attributable to common stockholders, basic & diluted	$(11,394,170)	(7,537,845)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,815,019	6,712,028
Net loss per share attributable to common stockholders, basic and diluted	$(0.96)	(1.12)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive for the years ended December 31:

	2022	2021
Options to purchase common stock	1,081,550	689,995
Warrants to purchase common stock	233,460	244,572
Total potential shares	1,315,010	934,567

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management has evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, and the information described above in this Item 9A, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act.

Remediation Efforts on Previously Identified Material Weakness

As previously disclosed, in connection with the audit of our financial statements as of and for the year ended December 31, 2021, we identified a material weakness in our internal control over financial reporting. The material weakness identified that we did not have formalized financial reporting processes and policies in place to ensure that risks are properly assessed, controls are properly designed, and internal controls are properly monitored.   We continue to focus on designing and implementing effective internal controls over financial reporting that will operate in a manner necessary to satisfy the accounting and financial reporting requirements of a public company. To address our material weakness, we added accounting personnel, including a Chief Financial Officer hired on February 28, 2022, which allowed us to implement and enhance our formalized policies and procedures regarding internal control over financial processes. Therefore, it is our assessment that the previously reported material weakness has been remediated as of December 31, 2022.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts described above in this Item 9A, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the captions “Proposal No. 1 — Election of Directors,” “Officers and Directors” and “Corporate Governance.”

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available at our website www.femasys.com.

Item 11.	Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Compensation of Executive Officers and Directors - Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Security Ownership of Certain Beneficial Owners and Management.”

Equity compensation plans

The information required by this item with respect to the equity compensation plans is incorporated herein by reference to this annual report on Form 10-K, Item 5, under the caption “Equity compensation plans.”

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Certain Relationships and Related-Person Transactions.” The information required by this item with respect to director independence is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the caption “Corporate Governance — Director Independence.”

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders under the captions “Proposal No. 4 — Ratification of Appointment of our Independent Registered Public Accounting Firm” and “Audit Committee Matters — Audit and Other Fees.”

PART IV

Item 15.	Exhibits.

Exhibit		Incorporated by Reference
			File
Number	Description of Document	Schedule/Form	Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 22, 2021
3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.2	June 22, 2021
3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.1	March 30, 2023
4.1	Description of the Registrant’s Securities	Form 10-K	001-40492	4.1	March 24, 2022
4.2	Form of Certificate of Common Stock	Form S-1	333-256156	4.1	May 14, 2021
4.3	Form of indenture	Form S-3	333-266001	4.3	July 1, 2022
10.1	Femasys Inc. 2021 Equity Incentive Plan, and forms of agreements thereunder	Form S-1	333-256156	10.3	May 14, 2021
10.2	Femasys Inc. 2021 Employee Stock Purchase Plan	Form S-1	333-256156	10.4	May 14, 2021
10.3	Amended and Restated Employment Agreement, by and between Femasys Inc. and Kathy Lee-Sepsick	Form S-1/A	333-256156	10.6	June 14, 2021
10.4	Amended and Restated Employment Agreement, by and between Femasys Inc. and Daniel Currie	Form S-1/A	333-256156	10.8	June 14, 2021
10.5	Employment Agreement, dated February 15, 2010, by and between Femasys Inc. and Gary Thompson	Form S-1/A	333-256156	10.9	June 14, 2021
10.6	Femasys Inc. Non-Employee Director Compensation Policy	Form S-1/A	333-256156	10.11	June 14, 2021
10.7	Form of Indemnification Agreement between Femasys Inc. and its directors and officers	Form S-1	333-256156	10.12	May 14, 2021
10.8	Master Services Agreement and Statement of Work for consulting services, effective August 12, 2021, by and between Femasys Inc. and Bespoke Medical Affairs Solutions, LLC	Form 10-Q	001-40492	10.1	November 12, 2021
10.9	Employment Agreement, dated as of February 28, 2022, between Femasys Inc. and Dov Elefant	Form 8-K	001-40492	10.1	February 24, 2022
10.10	Form of Inducement Stock Option Agreement	Form 8-K	001-40492	10.2	February 24, 2022
10.11	Sales Agreement dated as of July 1, 2022, by and between Femasys Inc. and Piper Sandler & Co.	Form S-3	333-266001	1.2	July 1, 2022
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XRBL and contained in Exhibit 101)

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 30 day of March 2023.

FEMASYS INC.

Dated: March 30, 2023	By: /s/ Kathy Lee-Sepsick
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

Signature	Title	Date

By: /s/ Kathy Lee-Sepsick		March 30, 2023
Kathy Lee-Sepsick	Chair of the Board of Directors, President and Chief Executive Officer (principal executive officer)

By: /s/ Dov Elefant		March 30, 2023
Dov Elefant	Chief Financial Officer (principal financial and accounting officer)

By: /s/ John Adams, Jr.		March 30, 2023
John Adams, Jr.	Director

By: /s/ John Dyett		March 30, 2023
John Dyett	Director

By: /s/ Charles Larsen		March 30, 2023
Charles Larsen	Director

By: /s/ Anne Morrissey		March 30, 2023
Anne Morrissey	Director

By: /s/ Wendy Perrow		March 30, 2023
Wendy Perrow	Director

By: /s/ Edward Uzialko, Jr.		March 30, 2023
Edward Uzialko, Jr.	Director