Form 10-K/A
period 2022-12-31
FEMASYS INC
filed 2023-04-28
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of As of April 26, 2023, there were 13,190,573 shares of the registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm PCAOB ID: 185	Auditor Name: KPMG LLP	Auditor Location: Atlanta, Georgia

EXPLANATORY NOTE

Femasys Inc. (the “Company,” “Femasys,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Original 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by Femasys within 120 days after the end of the fiscal year covered by the Form 10-K.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of the Original 10-K are hereby amended and restated in their entirety. Additionally, in accordance with Rules 12b-15 and 13a-14 under the Exchange Act, we have amended Part IV, Item 15 to include currently dated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Since no new financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Similarly, since no financial statements have been included in this Amendment, certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been omitted.

Except for the changes to Part III and Item 15 of Part IV, including the filing of related certifications added to the exhibit list in Part IV, this Amendment makes no changes to the Original 10-K. This Amendment does not reflect events occurring after the filing of the Original 10-K or modify disclosures affected by subsequent events. Terms used but not otherwise defined in this Amendment have such meaning as ascribed to them in the Original 10-K.

FEMASYS INC.
FORM 10-K/A

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Information About Our Directors and Executive Officers.

Board of Directors

Our Board of Directors (the “Board”) currently consists of seven directors and is divided into three classes, with staggered three-year terms, pursuant to our amended and restated certificate of incorporation and our amended and restated bylaws. The table below sets forth our directors as of April 26, 2023. We have also included below a summary of the business experience of each of our directors, including a discussion of the qualifications, attributes and skills that led our Board to the conclusion that each of our directors should serve as a director of Femasys.

Name	Age	Position	Director Since
Class I Directors:

John Adams, Jr.(2)	61	Director	April 2015

Edward Uzialko, Jr.	72	Director	August 2005

Class II Directors:

Charles Larsen(1)(2)(3)(5)(6)(7)	71	Chairperson	October 2015

Anne Morrissey(1)(3)	56	Director	May 2021

Wendy Perrow(2)	65	Director	January 2022

Class III Directors:

Kathy Lee-Sepsick	56	Founder, President, Chief Executive Officer and Director	February 2004

John Dyett(1)(3)(4)	53	Director	January 2017

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee
(4)	Chairperson of our audit committee
(5)	Chairperson of our compensation committee
(6)	Chairperson of our nominating and corporate governance committee
(7)	Chairperson of the Board

John Adams, Jr. has served as a member of our Board since April 2015. Mr. Adams has served as Chief Executive Officer of Adams Respiratory Therapeutics Inc. and served as its President from 2003 to 2008. Adams Respiratory developed Mucinex and was subsequently acquired by Reckitt Benckiser for $2.3 billion. Mr. Adams founded and has managed Legacy Capital Partners, LLC, an investment management and private equity firm focused on healthcare technology and pharmaceutical development, since 2009. Mr. Adams is a graduate of Austin College in Sherman, Texas with a BA in Business.

Our Board believes that Mr. Adams is qualified to serve on our Board due to his extensive experience in the life sciences as well as his business and leadership experience.

Edward Uzialko, Jr. has served as a member of our Board since August 2005. Mr. Uzialko was the founder and Chief Executive Officer of Lynk Systems, Inc. from 1991 until it was acquired by Royal Bank of Scotland in 2004. Lynk provided electronic payment, cash dispensing and e-commerce services. Lynk was a full service Value Added Reseller offering ongoing support for hardware, software, and project development for Hewlett Packard, Motorola, Microsoft and various other technological products. Mr. Uzialko has also served as the owner and Chief Executive Officer of Mainstream Merchant Services, a credit card processing firm, since 2007. Mr. Uzialko attended the Florida Institute of Technology from 1969 to 1973.

Our Board believes that Mr. Uzialko is qualified to serve on our board due to his experience in the fields of finance and technology.

Charles Larsen has served as a member of our Board since October 2015 and as Chairman of our Board since 2021. Mr. Larsen has over 35 years of operating and technical experience in the medical device industry. He co-founded Novoste Corporation in 1992 and The Innovation Factory in 1999 and through his role at The Innovation Factory, he co-founded additional companies, including medical device companies such as Acufocus, Inc., AqueSys Inc., Halscion, Inc., Neuronetics, Inc. and Sebacia, Inc. He holds over 30 issued U.S. and international patents on medical devices. Before joining Novoste, Mr. Larsen held positions with Novoste Puerto Rico, Cordis Corporation, Key Pharmaceuticals and Parke-Davis/Warner Lambert in executive, senior engineering and project management roles. Mr. Larsen also serves on the Board of Directors of Acufocus, CardioFocus, Intuity Medical Inc., and Torax Medical, Inc, each specialty medical or medical device companies. Mr. Larsen is a graduate of the New Jersey Institute of Technology with a B.S. in Mechanical Engineering.

Our Board believes that Mr. Larsen is qualified to serve on our Board due to his expertise in medical device companies and technology.

Anne Morrissey has served as a member of our Board since May 2021. She serves as the President and Chief Executive Officer of AblaCare, a medical technology company. Ms. Morrissey served as President and Chief Executive Officer of Alydia Health from 2016 to 2020, and thereafter as an advisor until it was acquired by Merck in March 2021. She co-founded Vivant Medical in 1998, where she served as Director of Business Development until 2000, and founded Ucan Products in 2011, where she served as CEO until 2016. Previously, she also served as Marketing Manager at General Surgical Innovations, subsequently acquired by Tyco. She also held positions with Mentor Worldwide, LLC, a Johnson & Johnson Company, and Kimberly Clark in sales roles. She holds several patents on medical devices and advises several medical device companies, including Raydiant Oximetry. Ms. Morrissey is a graduate of Willamette University with a BA in History.

Our Board believes that Ms. Morrissey is qualified to serve on our Board due to her extensive experience in the life sciences creating new businesses and establishing strategic direction, as well as her leadership experience.

Wendy Perrow has served as a member of our Board since January 2022. She serves as a Senior Advisor at Princeton Capital Advisors, a global independent advisory firm, and she is a member of the board of advisors for the Maryland Momentum Fund. Previously, she served as Chief Executive Officer and Board Member of AsclepiX Therapeutics, Inc. from 2016 to 2020. She was the Vice President of Marketing and then Chief Executive Officer of Alba Therapeutics, Inc. from 2008 to 2016. Previously, she served as Vice President, Marketing & Sales for Sigma-Tau Pharmaceuticals focusing on rare and orphan disease products. She also held positions with Merck & Co. in U.S. and global marketing, where she led U.S. and global launches/initiatives for Zocor®, Varivax®, Cozaar®, and Hyzaar®. Ms. Perrow began her career in a division of the Johnson & Johnson Company. Ms. Perrow also serves as member of the Maryland Life Sciences Advisory Board, the Maryland TEDCO review board of the Maryland Innovation Initiative, and Women in Bio. Ms. Perrow is a graduate of Duke University, The Fuqua School of Business with an MBA and Eastern Illinois University with a BS in Education.

Our Board believes that Ms. Perrow is qualified to serve on our Board due to her extensive experience as a biotechnology entrepreneur and leader for innovative biotech and pharmaceutical ventures, as well as her leadership experience in expediting growth, profitability, and fundraising.

Kathy Lee-Sepsick, our founder, has served as our Chief Executive Officer and President since 2004 and as our Chairman from 2004 to 2021. Ms. Lee-Sepsick has served as a senior executive in the medical technologies industry for nearly three decades, compiling a successful track record in growing emerging companies and corporate operating divisions. She holds over 100 patents globally for Femasys products and product candidates. Ms. Lee-Sepsick was instrumental in the various stages of product and company life cycles with strategic, operational, and executive responsibilities, at start-ups Novoste Corporation, developer of intravascular therapy solution and SaluMedica, biomaterial developer of artificial cartilage. At the onset of her career, Ms. Lee-Sepsick served in a product management role at Terumo Medical Corporation, where she was integral in the management of strategic partner, Boston Scientific Corporation. Ms. Lee-Sepsick also serves on the Board of Directors of Georgia Bio. Ms. Lee-Sepsick is a graduate of Rutgers University with an MBA and a BS in Biochemistry.

Our Board believes that Ms. Lee-Sepsick is qualified to serve on our Board because of the perspective and experience she brings as our founder and Chief Executive Officer and her background in the life sciences industry.

John Dyett has served as a member of our Board since January 2017. Mr. Dyett has served as the Co-CEO of Salem Partners, LLC since 1997 and Salem Partners Wealth Management, LLC since 2004. Mr. Dyett helped raise several rounds of venture capital for Adams Respiratory Therapeutics, Inc. which was purchased for $2.3 billion by Reckitt Benckiser in 2008. Mr. Dyett helped launch ZS Pharma, Inc., a specialty pharmaceutical company. ZS Pharma, Inc. completed a successful initial public offering in June 2014 and was subsequently purchased by AstraZeneca for $2.7 billion. Mr. Dyett serves on the investment committee of Salem Partners Wealth Management. Mr. Dyett was also a banker with Gerard Klauer Mattison & Co., Inc. and Needham and Co., Inc. Mr. Dyett previously served on the board of directors of Sierra Total Return Fund from 2016 to 2020. Mr. Dyett also serves on the board of directors of Medley Management and OncoNano Medicine. Mr. Dyett is a graduate of Harvard College with BA in Government and Economics.

Our Board believes that Mr. Dyett is qualified to serve on our Board due to his experience as a biopharmaceutical and medical device private and public company investor.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Compensation

Director Compensation Table

The following table provides information concerning compensation awarded to, earned by and paid to each person who served as a non-employee member of our Board during the fiscal year ended December 31, 2022. Ms. Lee-Sepsick is not included in the table below, as she is employed as our President and Chief Executive Officer and receives no compensation for her service as a director. The compensation received by Ms. Lee-Sepsick as an employee is shown in “Executive Compensation-Summary Compensation Table” below.

Name	Fees Earned or Paid in Cash ($)	Awards(1) ($)	All Other Compensation ($)	Total ($)
John Adams, Jr.	46,000	10,454	—	56,454
John Dyett	80,000	10,454	—	90,454
Charles Larsen	78,736	10,454	—	89,190
Anne Morrissey	53,758	10,454	—	64,212
Wendy Perrow(2)	43,775	52,805	—	96,580
Edward Uzialko	40,290	10,454	—	50,744
William Witte(3)	2,177	—	—	2,177

(1)
The values shown reflect the grant date fair value of the non-employee director stock option awards computed in accordance with FASB ASC, Topic 718. See Note 9 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023, for a discussion on the relevant assumptions used in the calculation.

(2)	Ms. Perrow joined our Board in January 2022.
(3)	Mr. Witte is a former director who transitioned off of our Board in January 2022.

Non-Employee Director Compensation Arrangements

Our non-employee director compensation policy consists of annual retainer fees and long-term equity awards. Under the policy, each director who is not an employee will be paid cash compensation as set forth below:

Annual Retainer
Board of Directors:
Members	$40,000
Additional retainer for non-executive chair, if any	$35,000
Audit Committee:
Members (other than chair)	$9,000
Retainer for chair	$20,000
Compensation Committee:
Members (other than chair)	$6,000
Retainer for chair	$15,000
Nominating and Corporate Governance Committee:
Members (other than chair)	$5,000
Retainer for chair	$10,000

The Board may, in its discretion, permit a non-employee director to elect to receive any portion of the annual cash retainer in the form of fully vested and unrestricted shares of common stock in lieu of cash.

Also, pursuant to this policy, on the date of any annual meeting of our stockholders, we intend to grant each eligible non-employee director an award of an option to purchase 8,500 shares of our common stock (at a per-share exercise price equal to the closing price per share of the common stock on the date of such annual meeting (or on the last preceding trading day)). The terms of each such award will be set forth in a written award agreement between each non-employee director and us, which will generally provide for vesting after one year of continued service as a director. Each such award will vest in full immediately prior to the occurrence of a Change in Control (as defined in the Femasys Inc. 2021 Equity Incentive Plan, or the 2021 Plan).

Also, pursuant to this policy, we intend to grant any eligible new non-employee director who joins the board an award of an option to purchase 17,000 shares of our common stock (at a per-share exercise price equal to the closing price per share of the common stock on the date of such director's election or appointment (or on the last preceding trading day)). The terms of each such award will be set forth in a written award agreement between the non-employee director and us, which will generally provide for vesting in three equal installments following the date of grant (such that such award will vest in full on the third anniversary of the date of grant subject to continued service). Each such award will vest in full immediately prior to the occurrence of a Change in Control.

All cash and equity awards granted under the non-employee director compensation policy will be granted under, and subject to the limits of, the 2021 Plan.

We also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board and committees thereof.

EXECUTIVE OFFICERS

Our executive officers and their ages as of April 26, 2023 and positions with Femasys are provided in the table below and in the additional biographical descriptions set forth in the text below the table.

Name	Age	Position
Kathy Lee-Sepsick	55	Founder, President and Chief Executive Officer and Director
Dov Elefant	55	Chief Financial Officer
Edward Evantash	60	Chief Medical Officer
Daniel Currie	59	Senior Vice President, Operations
Christine Thomas	50	Senior Vice President, Regulatory and Clinical Affairs

Our Board chooses our executive officers, who then serve at the discretion of our Board.

Kathy Lee-Sepsick. For a brief biography of Ms. Lee-Sepsick, please see “Information About Our Directors and Executive Officers – Board of Directors.”

Dov Elefant has served as our Chief Financial Officer since February 2022. Mr. Elefant served as the vice president and CFO of Cellectar Biosciences, a late-stage clinical biopharmaceutical company focused on the discovery, development and commercialization of targeted cancer drugs, from September 2019 to February 2022. He served as Chief Financial Officer at Akari Therapeutics, Plc from January 2012 to September 2019. Prior to his role at Akari Therapeutics, Plc, he was Chief Financial Officer at Althera Medical Ltd. Mr. Elefant holds a B.S. in Accounting from the Sy Syms School of Business at Yeshiva University.

Edward Evantash has served as our Chief Medical Officer since 2021. Dr. Evantash has over 20 years of leadership experience in medical affairs, including clinical study strategy and execution while serving as Medical Director at Hologic Inc. from 2009 to March 2020 and Chief Medical Officer at Alydia Health from March 2020 to August 2020. Dr. Evantash has been Co-Founder and Partner at BEspoke Medical Affairs Solutions since August 2020. Dr. Evantash developed and managed product lifecycle publication pipelines, identified customer knowledge gaps, created programs to overcome barriers to commercial success, and created strategies in alignment with healthcare economics. Before entering industry, Dr. Evantash served as chief of the division of general obstetrics and gynecology at Tufts Medical Center. In addition, he held faculty appointments at Tufts University School of Medicine, Northeastern University and Harvard Medical School. Dr. Evantash holds a BA in biology from Brandeis University and a MD from the University of Pennsylvania School of Medicine.

Daniel Currie has served as our Senior Vice President, Operations since 2009 and previously as our Vice President, Operations since 2004. Mr. Currie has over 30 years of operational experience in the medical device industry, including assignments at early stage and large established companies. He worked closely with research and development teams, implemented and managed quality systems, spearheaded compliance and complaint handling systems at CIBA Vision Corporation. As head of Quality at Novoste Corporation, he oversaw and was directly involved in design and manufacturing controls, quality auditing (including FDA), evaluating and managing subcontractor operations, managing validation systems and performing product evaluations and testing. In addition, Mr. Currie was responsible for evaluating facilities outside the United States capable of manufacturing class III medical devices. Once the site was selected, Mr. Currie co-managed a team to establish full manufacturing operations. Mr. Currie is a graduate of Georgia Southern University with a BBA in Economics.

Christine Thomas has served as our Senior Vice President, Regulatory and Clinical Affairs since October 2022.  Ms. Thomas has over 20 years of successful leadership in regulatory and clinical affairs, including global strategy development, operations, and executive responsibility for medical device companies, such as GE Healthcare, Boston Scientific, Smiths Medical, and RTI Surgical, as well as providing FDA focused consultant expertise with IQVIA a large clinical research organization. Ms. Thomas has served as vice president of regulatory, quality, design assurance, clinical and compliance over her career. Ms. Thomas has been the regulatory, clinical, and quality lead on multiple M&A opportunities for both divestiture of product lines and acquisitions for several companies. Ms. Thomas holds a BS in Education from University of Wisconsin – Whitewater and is currently in the Johns Hopkins Master of Science program.

Audit Committee

Our audit committee oversees our corporate accounting and financial reporting process and assists our Board in its oversight of (i) the integrity of our financial statements, (ii) our compliance with legal and regulatory requirements, (iii) our risk management program, (iv) the performance of our independent auditor and (v) the design and implementation of our internal audit function and internal controls. Our audit committee is responsible for, among other things:

•
appointing, compensating, retaining and overseeing the work of our independent auditor and any other registered public accounting firm engaged for the purpose of preparing or issuing an audit report or related work or performing other audit, review or attest services for us;

•	discussing with our independent auditor any audit problems or difficulties and management's response;

•
pre-approving all audit and non-audit services provided to us by our independent auditor (other than those provided pursuant to appropriate preapproval policies established by the committee or exempt from such requirement under SEC rules);

•	reviewing and discussing our annual and quarterly financial statements with management and our independent auditor;

•	discussing and overseeing our policies with respect to risk assessment and risk management; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee consists of Mr. Larsen, Mr. Dyett and Ms. Morrissey, with Mr. Dyett serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has affirmatively determined that Mr. Larsen, Mr. Dyett and Ms. Morrissey meet the definition of “independent director” under Rule 10A-3 of the Exchange Act and the Nasdaq rules for purposes of serving on the audit committee. In addition, our Board has determined that Mr. Dyett qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial management expertise and financial sophistication under the applicable rules and regulations of Nasdaq.

Code of Business Conduct and Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A current copy of the code is posted on the investor section of our website, which is located at https://ir.femasys.com/governance/governance-documents/. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Business Conduct and Ethics by posting such information on our website at the location specified above.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2022.

Item 11.	Executive Compensation.

Our named executive officers for 2022, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

Kathy Lee-Sepsick, our founder, President, Chief Executive Officer and Director;

Daniel Currie, our Senior Vice President, Operations; and

Dov Elefant, our Chief Financial Officer.

Summary Compensation Table

The following table provides information concerning compensation awarded to, earned by and paid to each of our named executive officers during 2022:

Name and Principal Position	Year	Salary ($)		Awards(1) ($)	All other compensation ($)		Total ($)
Kathy Lee-Sepsick	2022	423,296		205,403	30,280	(3)	658,979
President and Chief Executive Officer	2021	540,000	(2)	—	26,715	(3)	566,715
Daniel Currie	2022	322,273		153,133	30,280	(3)	505,686
Senior Vice President, Operations	2021	384,750	(2)	—	26,715	(3)	411,465
Dov Elefant(4)	2022	335,185		245,855	20,535	(3)	601,575
Chief Financial Officer

(1)
The values shown reflect the grant date fair value of the stock option awards computed in accordance with FASB ASC, Topic 718. See Note 9 to the Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 30, 2023, for a discussion on the relevant assumptions used in the calculation.

(2)	Includes salaries paid in connection with retention plan in place effective November 1, 2019.
(3)	Consists of paid family health benefits and 401K match for 2022.
(4)	Mr. Elefant was employed as of February 28, 2022.

Executive Employment Arrangements

We have entered into employment agreements with each of our named executive officers, as further described below. Each of our named executive officers’ employment is “at-will” and may be terminated at any time.

Ms. Lee-Sepsick. We entered into an amended and restated employment agreement with Ms. Lee-Sepsick, dated June 1, 2021, or the Lee-Sepsick Employment Agreement, providing for her position as President and Chief Executive Officer. Ms. Lee-Sepsick’s base salary in 2021 was $425,000. The Lee-Sepsick Employment Agreement provides for an indefinite term and is terminable for just cause by us and at will by Ms. Lee-Sepsick, provided Ms. Lee-Sepsick is required to provide thirty days’ advance written notice to us in the event she voluntarily terminates the Lee-Sepsick Employment Agreement. The Lee-Sepsick Employment Agreement provides for Ms. Lee-Sepsick's eligibility to receive discretionary, performance-based annual bonuses. The Lee-Sepsick Employment Agreement contains non-competition and employee non-solicitation covenants that apply through one year following termination of employment. The Lee-Sepsick Employment Agreement also provides for severance equal to (i) in the event of a severance-eligible termination of employment that occurs on or within the twelve-month period following a Change of Control (as defined in the Lee-Sepsick Employment Agreement), (A) the sum of (x) 24 months of her then current base salary and (y) two times her annual target bonus, (B) subsidized COBRA premiums for 24 months following her termination of employment and (C) acceleration in full of the vesting of his outstanding equity awards that are granted by us, and (ii) in the event of a severance-eligible termination of employment that does not occur on or within the twelve-month period following a Change of Control, (A) the sum of (x) twelve months of her then current base salary and (y) a prorated portion of her annual bonus, and (B) subsidized COBRA premiums for twelve months following her termination of employment.

Daniel Currie. We entered into an amended and restated employment agreement with Mr. Currie, dated June 1, 2021, providing for his position as Senior Vice President – Operations. Mr. Currie’s base salary in 2022 was $325,000. Mr. Currie’s employment agreement provides for severance equal to (i) in the event of a severance-eligible termination of employment that occurs on or within the twelve-month period following a Change of Control, (A) the sum of (x) twelve months of his then current base salary and (y) annual target bonus or commission amount, (B) subsidized COBRA premiums for twelve months following his termination of  employment and (C) acceleration in full of the vesting of any outstanding equity awards that are granted by us on or following the date of effectiveness of the registration statement of which this prospectus forms a part, and (ii) in the event of a severance-eligible termination of employment that does not occur on or within the twelve-month period following a Change of Control, (A) the sum of (x) nine months of his then current base salary and (y) a prorated portion of his annual target bonus or commission amount, and (B) subsidized COBRA premiums for nine months following his termination of employment.

Dov Elefant. We entered into an employment agreement with Mr. Elefant, dated February 28, 2022, providing for his position as Chief Financial Officer. Mr. Elefant’s base salary in 2022 was $400,000. Mr. Elefant’s employment agreement provides for severance equal to (i) in the event of a severance-eligible termination of employment that occurs on or within the twelve-month period following a Change of Control, (A) the sum of (x) eighteen months of his then current base salary and (y) annual target bonus or commission amount, (B) subsidized COBRA premiums for eighteen months following his termination of employment and (C) acceleration in full of the vesting of any outstanding equity awards that are granted by us on or following the date of effectiveness of the registration statement of which this prospectus forms a part, and (ii) in the event of a severance-eligible termination of employment that does not occur on or within the twelve-month period following a Change of Control, (A) the sum of (x) twelve months of his then current base salary and (y) a prorated portion of his annual target bonus or commission amount, and (B) subsidized COBRA premiums for twelve months following his termination of employment.

Retirement Plans

We currently maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. We expect that our named executive officers will be eligible to participate in the 401(k) plan on the same terms as other full-time employees. The Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

Employee Benefits and Perquisites

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including:

•	medical, dental and vision benefits;

•	medical and dependent care flexible spending accounts;

•	short-term and long-term disability insurance; and

•	life insurance.

We believe the perquisites described above are necessary and appropriate to provide a competitive compensation package to our named executive officers.

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2022.

Name	Grant Date	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kathy Lee-Sepsick	03/18/2016	—	(1)	55,556	—		111,111	1.71	03/18/2026
	06/30/2017	06/01/2017	(2)	166,668	—		—	3.24	06/30/2027
	12/13/2019	11/01/2019	(2)	4,167	1,389	(3)	—	6.12	12/13/2029
	01/26/2022	—	(4)	—	—		100,000	13.00	01/26/2032
Daniel Currie	03/18/2016	09/11/2015	(2)	5,556	—		—	1.71	03/18/2026
	06/30/2017	06/01/2017	(2)	27,778	—		—	3.24	06/30/2027
	12/13/2019	11/01/2019	(2)	4,167	1,389	(3)	—	6.12	12/13/2029
	01/25/2022	—	(2)	—	20,000		—	3.03	01/25/2032
	01/25/2022	—	(5)	—	—		40,000	3.03	01/25/2032
Dov Elefant
	02/28/2022	02/28/2022		—	100,000		—	2.97	02/28/2032

(1)	The stock option award provides for 55,556 awards to vest on the approval of an IDE application and 111,111 awards to vest on the PMA approval for FemBloc.
(2)
The stock option award provides for 25% of the award to vest on each anniversary of the vesting commencement date (such that the award would fully vest on the fourth anniversary of the vesting commencement date), subject to the recipient's continuous employment with us through the relevant vesting dates.

(3)
Provides that a stock option award will fully accelerate in vesting in the event of a termination of the recipient's employment by us without “Just Cause” (as defined in the named executive officer's employment agreement) within one year following a “Change in Control”. For additional details, please refer to the section titled “Narrative to Summary Compensation Table—Equity Compensation” above.

(4)	The stock option award provides for 100,000 awards to vest on FDA de novo approval for FemSeed.
(5)
The stock option award provides for 5,000 awards to vest annually on each anniversary of the filing of the date of the FemaSeed de novo with FDA if such filing occurs during the year ended December 31, 2023 and for 5,000 awards to vest annually on each anniversary of the filing of the date of the IDE submission to the FDA for FemBloc if such filing occurs during the year ended December 31, 2023, subject to the recipient's continuous employment with us through the relevant vesting dates.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock, as of April 17, 2023 by:

•	each person or group of affiliated persons known by us to beneficially own more than 5% of our common stock;

•	each of our named executive officers;

•	each of our directors; and

•	all of our executive officers and directors as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC. Under these rules, a person is deemed to be a “beneficial” owner of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. Except as indicated in the footnotes below, we believe, based on the information furnished to us, that the individuals and entities named in the table below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, subject to any applicable community property laws.

Percentage ownership of our common stock is based on 11,872,573 shares of our common stock outstanding on April 17, 2023. Unless noted otherwise, the address of all listed stockholders is 3950 Johns Creek Court, Suite 100, Suwanee, Georgia 30024.

	Number of Shares Beneficially Owned (#)	Percentage of Shares Beneficially Owned (%)
Named executive officers and directors:
Kathy Lee-Sepsick(1)	576,392	4.76%
Daniel Currie(2)	132,133	1.11%
Dov Elefant(3)	25,000	*
John Adams, Jr.(4)	248,438	2.09%
John Dyett(5)	301,344	2.54%
Charles Larsen(6)	39,976	*
Anne Morrissey(7)	8,500	*
Edward Uzialko, Jr.(8)	1,225,906	10.32%
Wendy Perrow(9)	14,167	*
All executive officers and directors as a group (10 individuals)	2,571,856	21.04%

*	Less than 1%.
(1)
Consists of 277,778 shares owned, 72,223 shares held by the Lee-Sepsick Family Trust, and 226,391 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 17, 2023, of which all are vested as of such date.

(2)
Consists of 66,667 shares owned, 22,223 shares held by the Currie Family Trust, 742 shares held by Mr. Currie’s spouse, and 42,501 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 17, 2023, of which all are vested as of such date.

(3)	Consists of 25,000 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 17, 2023, of which all are vested as of such date.
(4)	Consists of 239,938 shares owned and 8,500 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 17, 2023, of which all are vested as of such date.
(5)
Consists of 290,344 shares of common stock held by The Dyett Family Trust, of which John Dyett is the Trustee, 2,500 shares held by IRA  and 8,500 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 17, 2023, of which all are vested as of such date.

(6)	Consists of 31,476 shares owned and 8,500 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 17, 2023, of which all are vested as of such date.
(7)	Consists of 8,500 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 17, 2023, of which all are vested as of such date.
(8)
Consists of 1,187,231 shares owned, 30,175 shares owned by Mr. Uzialko’s spouse and 8,500 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 17, 2023, of which all are vested as of such date.

(9)	Consists of 14,167 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 17, 2023, of which all are vested as of such date.

Equity compensation plans

We currently maintain the following equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors and consultants, each of which has been approved by our stockholders: our 2021 Equity Incentive Plan (“2021 Plan”) and our 2021 Employee Stock Purchase Plan (“ESPP”).

The following table presents information as of December 31, 2022 with respect to compensation plans under which shares of our common stock may be issued.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding securities	Weighted- average exercise price of outstanding securities ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders 2021 Plan(1)	357,950	5.40	1,605,111
Equity compensation plans not approved by stockholders 2015 Plan	573,600	3.07	n/a
Inducement Awards	150,000	2.42	n/a
Total	1,081,550		1,605,111

(1)
Includes our 2021 Plan and our ESPP. For a description of these plans, refer to Note 9 to the historical financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the executive officer and director compensation arrangements discussed above under “Executive Compensation” and “Directors, Executive Officers and Corporate Governance,” respectively, since January 1, 2020, the following are the only transactions or series of similar transactions to which we were or will be a party in which the amount involved exceeds $120,000 and in which any director, nominee for director, executive officer, beneficial holder of more than 5% of our capital stock or any member of their immediate family or any entity affiliated with any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change of control and other arrangements, which are described under “Executive Compensation.”

Employment Agreements

We have entered into employment agreements with each of our executive officers. See “Executive Compensation—Executive Employment Agreements” for a further discussion of these arrangements.

Director and Officer Indemnification and Insurance

We have agreed to indemnify each of our directors and executive officers against certain liabilities, costs and expenses, and have purchased directors' and officers' liability insurance.

Stock Option Grants to Executive Officers and Directors

We have granted options to our executive officers and our directors as more fully described in the section entitled “Executive Compensation.”

Policies and Procedures for Transactions with Related Persons

Our Board has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act of 1933, as amended, or the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we were or are to be a participant, where the amount involved exceeds $120,000 in any fiscal year and a related person had, has or will have a direct or indirect material interest, including without limitation, purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including, but not limited to, whether the transaction is on terms comparable to those that could be obtained in an arm's length transaction and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his or her responsibilities. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our Board has determined that none of Mr. Adams, Mr. Dyett, Mr. Larsen, Ms. Morrissey, Mr. Uzialko or Ms. Perrow, representing six of our seven directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq. In making this determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our common stock and/or convertible preferred stock by certain non-employee directors and the relationships of certain non-employee directors with certain of our significant stockholders. Ms. Lee-Sepsick, as our President and Chief Executive officer is not “independent” under the rules of Nasdaq.

Item 14.	Principal Accounting Fees and Services.

Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually. The following table provides information regarding the fees billed for professional services rendered by KPMG LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Audit fees(1)	$411,266	$673,942
Tax fees(2)	34,600	43,000
Total fees	$445,866	$716,942

(1)
Consists of services rendered in connection with the audit of our financial statements, including audited financial statements included in our Form 10-K filing and presented in our Registration Statement on Form S-1, review of the interim financial statements and services normally provided in connection with regulatory filings. Included in Audit fees is an aggregate of $386,208 of services rendered in connection with our initial public offering, which closed in June 2021.

(2)	Consists of fees billed for professional services in connection with the preparation of our tax returns, including the services for our research and development tax credit analysis.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

All of the services relating to the fees described in the table above for 2022 were approved by our audit committee.

PART IV

Item 15.	Exhibits.

Exhibit Number	Description of Document	Incorporated by Reference
		Schedule/Form	File Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 22, 2021
3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.2	June 22, 2021
3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.1	March 30, 2023
4.1	Description of the Registrant’s Securities	Form 10-K	001-40492	4.1	March 24, 2022
4.2	Form of Certificate of Common Stock	Form S-1	333-256156	4.1	May 14, 2021
4.3	Form of indenture	Form S-3	333-266001	4.3	July 1, 2022
10.1	Femasys Inc. 2021 Equity Incentive Plan, and forms of agreements thereunder	Form S-1	333-256156	10.3	May 14, 2021
10.2	Femasys Inc. 2021 Employee Stock Purchase Plan	Form S-1	333-256156	10.4	May 14, 2021
10.3	Amended and Restated Employment Agreement, by and between Femasys Inc. and Kathy Lee-Sepsick	Form S-1/A	333-256156	10.6	June 14, 2021
10.4	Amended and Restated Employment Agreement, by and between Femasys Inc. and Daniel Currie	Form S-1/A	333-256156	10.8	June 14, 2021
10.5	Employment Agreement, dated February 15, 2010, by and between Femasys Inc. and Gary Thompson	Form S-1/A	333-256156	10.9	June 14, 2021
10.6	Femasys Inc. Non-Employee Director Compensation Policy	Form S-1/A	333-256156	10.11	June 14, 2021
10.7	Form of Indemnification Agreement between Femasys Inc. and its directors and officers	Form S-1	333-256156	10.12	May 14, 2021
10.8	Master Services Agreement and Statement of Work for consulting services, effective August 12, 2021, by and between Femasys Inc. and Bespoke Medical Affairs Solutions, LLC	Form 10-Q	001-40492	10.1	November 12, 2021
10.9	Employment Agreement, dated as of February 28, 2022, between Femasys Inc. and Dov Elefant	Form 8-K	001-40492	10.1	February 24, 2022
10.10	Form of Inducement Stock Option Agreement	Form 8-K	001-40492	10.2	February 24, 2022
10.11	Sales Agreement dated as of July 1, 2022, by and between Femasys Inc. and Piper Sandler & Co.	Form S-3	333-266001	1.2	July 1, 2022
23.1	Consent of KPMG LLP	Form 10-K	001-40492	23.1	March 30, 2023
24.1	Power of Attorney (included on signature page)	Form 10-K	001-40492	23.1	March 30, 2023
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K	001-40492	23.1	March 30, 2023
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K	001-40492	23.1	March 30, 2023

31.3*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K	001-40492	23.1	March 30, 2023
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K	001-40492	23.1	March 30, 2023
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XRBL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMASYS INC.

Dated: April 27, 2023	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Kathy Lee-Sepsick		April 27, 2023
Kathy Lee-Sepsick	President, Chief Executive Officer and Director (principal executive officer)

By: /s/ Dov Elefant		April 27, 2023
Dov Elefant	Chief Financial Officer (principal financial and accounting officer)

By: /s/ Charles Larsen		April 27, 2023
Charles Larsen	Chair of the Board of Directors

By: /s/ John Adams, Jr.		April 27, 2023
John Adams, Jr.	Director

By: /s/ John Dyett		April 27, 2023
John Dyett	Director

By: /s/ Anne Morrissey		April 27, 2023
Anne Morrissey	Director

By: /s/ Wendy Perrow		April 27, 2023
Wendy Perrow	Director

By: /s/ Edward Uzialko, Jr.		April 27, 2023
Edward Uzialko, Jr.	Director