Form 10-Q
period 2023-03-31
FEMASYS INC
filed 2023-05-11
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The Registrant had 13,190,573 shares of common stock, $0.001 par value, outstanding as of May 9, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements

FEMASYS INC.
Balance Sheets
(unaudited)

Assets	March 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$10,161,338	12,961,936
Accounts receivable, net	123,955	77,470
Inventory, net	500,741	436,723
Other current assets	542,067	655,362
Total current assets	11,328,101	14,131,491
Property and equipment, at cost:
Leasehold improvements	1,195,637	1,195,637
Office equipment	99,344	99,344
Furniture and fixtures	419,303	419,303
Machinery and equipment	2,601,389	2,572,243
Construction in progress	406,588	413,843
	4,722,261	4,700,370
Less accumulated depreciation	(3,344,400)	(3,217,319)
Net property and equipment	1,377,861	1,483,051
Long-term assets:
Lease right-of-use assets, net	239,351	319,557
Intangible assets, net of accumulated amortization	1,881	3,294
Other long-term assets	920,812	958,177
Total long-term assets	1,162,044	1,281,028

Total assets	$13,868,006	16,895,570

(continued)

FEMASYS INC.
Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	March 31, 2023	December 31, 2022
Current liabilities:
Accounts payable	$526,764	510,758
Accrued expenses	535,417	456,714
Note payable	—	141,298
Clinical holdback - current portion	45,352	45,206
Lease liabilities – current portion	305,071	373,833
Total current liabilities	1,412,604	1,527,809
Long-term liabilities:
Clinical holdback - long-term portion	98,818	96,658
Lease liabilities – long-term portion	—	28,584
Total long-term liabilities	98,818	125,242
Total liabilities	1,511,422	1,653,051
Commitments and contingencies
Stockholders’ equity:
Common stock, $.0.001 par, 200,000,000 authorized, 11,989,796 shares issued and 11,872,573 outstanding as of March 31,2023; and 11,986,927 shares issued and 11,869,704 outstanding as of December 31, 2022	11,990	11,987
Treasury stock, 117,223 shares	(60,000)	(60,000)
Warrants	567,972	567,972
Additional paid-in-capital	108,917,384	108,857,065
Accumulated deficit	(97,080,762)	(94,134,505)
Total stockholders’ equity	12,356,584	15,242,519
Total liabilities and stockholders’ equity	$13,868,006	16,895,570

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
	2023	2022
Sales	$293,984	321,405
Cost of sales	105,120	122,675
Gross margin	188,864	198,730
Operating expenses:
Research and development	1,537,439	1,421,063
Sales and marketing	244,896	68,863
General and administrative	1,315,137	1,447,355
Depreciation and amortization	133,066	144,199
Total operating expenses	3,230,538	3,081,480
Loss from operations	(3,041,674)	(2,882,750)
Other income (expense):
Interest income	97,089	2,454
Interest expense	(1,672)	(2,734)
Other income (expense), net	95,417	(280)

Net loss	$(2,946,257)	(2,883,030)

Net loss attributable to common stockholders, basic and diluted	$(2,946,257)	(2,883,030)

Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	(0.24)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,872,255	11,804,165

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	Equity
THREE MONTHS ENDED MARCH 31, 2023
Balance at December 31, 2022	11,986,927	$11,987	117,223	$(60,000)	$567,972	$108,857,065	$(94,134,505)	$15,242,519

Issuance of common stock in connection with At-The-Market offering, net of issuance costs	2,869	3	—	—	—	3,365	—	3,368
Share-based compensation expense	—	—	—	—	—	56,954	—	56,954
Net loss	—	—	—	—	—	—	(2,946,257)	(2,946,257)
Balance at March 31, 2023	11,989,796	$11,990	117,223	$(60,000)	$567,972	$108,917,384	$(97,080,762)	$12,356,584

THREE MONTHS ENDED MARCH 31, 2022
Balance at December 31, 2021	11,921,388	$11,921	117,223	$(60,000)	$702,492	$108,418,304	$(82,740,335)	$26,332,382

Share-based compensation expense	—	—	—	—	—	44,359	—	44,359
Net loss	—	—	—	—	—	—	(2,883,030)	(2,883,030)
Balance at March 31, 2022	11,921,388	$11,921	117,223	$(60,000)	$702,492	$108,462,663	$(85,623,365)	$23,493,711

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,946,257)	(2,883,030)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	131,653	136,769
Amortization	1,413	7,430
Amortization of right-of-use assets	75,635	86,233
Inventory reserve	300	2,700
Share-based compensation expense	56,954	44,359
Changes in operating assets and liabilities:
Accounts receivable	(46,485)	(86,044)
Inventory	(64,318)	(17,438)
Other assets	150,654	18,553
Accounts payable	3,016	102,855
Accrued expenses	78,703	(38,559)
Lease liabilites	(91,211)	(97,851)
Other liabilities	2,306	(29,998)

Net cash used in operating activities	(2,647,637)	(2,754,021)
Cash flows from investing activities:
Purchases of property and equipment	(8,901)	(120,368)

Net cash used in investing activities	(8,901)	(120,368)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,373	—
Repayment of note payable	(141,298)	(135,457)
Payments under lease obligations	(6,135)	(5,549)

Net cash used in financing activities	(144,060)	(141,006)

Net change in cash and cash equivalents	(2,800,598)	(3,015,395)
Cash and cash equivalents:
Beginning of period	12,961,936	24,783,029

End of period	$10,161,338	21,767,634

Supplemental cash flow information
Cash paid for:
Interest	$1,672	2,734
Income taxes	$—	800
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable	$12,990	—
Commissions and deferred offering costs relating to proceeds from issuance of common stock	$109	—
Prepaid insurance financed with promissory notes	$—	45,666

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

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemBloc® (FemBloc), the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology and we recently completed a validation study under an approved Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) and plan to use the study data to support which of the two confirmation tests (ultrasound or radiology) should be studied in a new pivotal trial to support a potential future application for PMA for FemBloc. Results of the small study along with the trial design for the pivotal clinical trial was submitted to the FDA in the first quarter of 2023. FemaSeed® (FemaSeed), a solution which enables directed intrauterine insemination to improve on traditional intrauterine insemination (IUI) and provides a lower cost option to in vitro fertilization methods, received approval in April 2021 from the FDA on its IDE and the clinical study was initiated in July 2021. An updated study design received approval in October 2022 from the FDA. FemaSeed is approved for sale in Canada. FemVue® (FemVue), a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemChec® (FemChec), allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success). FemCerv® (FemCerv) is a solution for complete tissue sampling with minimal contamination of the endocervical canal as an alternative to the single biopsy method, and is approved for sale in the U.S. FemCath™ (FemCath), allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S.

Basis of Presentation

The Company has prepared the accompanying financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. These financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2022 included in our Annual Report on Form 10K filed with the SEC on March 30, 2023 (the Annual Report). ,There have been no material changes to the Company’s significant accounting policies described in Note 2 to the financial statements included in the Annual Report.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of stock options, warrants, useful lives of property and equipment and intangible assets.. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of $10,161,338. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily from the sale of FemVue to support the Company’s research and development activities, largely in connection with FemBloc and FemaSeed. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the three months ended March 31, 2023, the Company generated a net loss of $2,946,257. The Company expects such losses to increase over the next few years as the Company advances FemBloc and FemaSeed through clinical development until FDA approval is received and the products are available to be marketed.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of March 31, 2023 of $97,080,762 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions (see Note 12). Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Recently Issued Accounting Pronouncements – Recently Adopted

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which the Financial Accounting Standards Board (FASB) issued in June 2016. The new standard changes the accounting for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, that are not measured at fair value through net income. Under legacy standards, we recognize an impairment of receivables when it was probable that a loss had been incurred. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including reasonable and supportable forecasts about future economic conditions. The guidance is effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The Company’s adoption of this new guidance did not have a material impact on the Company’s financial statements and footnote disclosures (unaudited).

Recently Issued Accounting Pronouncements – Not Yet Adopted

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s financial statements.

(2)	Cash and Cash Equivalents

As of March 31, 2023 and December 31, 2022, money market funds included in cash and cash equivalents on the balance sheets were $60,805 and $12,553,557, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

(3)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	March 31,	December 31,
	2023	2022
Materials	$283,655	244,498
Work in progress	98,775	100,453
Finished goods	118,311	91,772
Inventory, net	$500,741	436,723

The FemVue reserve for slow moving, obsolete, or unusable inventories was $2,380 and $2,103 as of March 31, 2023 and December 31, 2022, respectively.

(4)	Accrued Expenses

Accrued expenses consisted of the following:

	March 31,	December 31,
	2023	2022
Clinical trial costs	$315,428	333,440
Compensation costs	111,457	85,191
Franchise taxes	7,100	26,886
Other	101,432	11,197
Accrued expenses	$535,417	456,714

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(5)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the three months ended March 31, 2023:

Balance at December 31, 2022	$141,864
Clinical holdback retained	2,634
Clinical holdback paid	(328)
Balance at March 31, 2023	$144,170
Less: clinical holdback - current portion	(45,352)
Clinical holdback - long-term portion	$98,818

(6)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. For the three months ended March 31, 2023 and 2022, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of March 31, 2023 or 2022.

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

The following table summarizes our sales, primarily from FemVue, by geographic region as follows:

	Three Months Ended March 31,
Primary geographical markets	2023	2022
U.S.	$293,984	263,360
International	—	58,045
Total	$293,984	321,405

(7)	Commitments and Contingencies

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2023 and December 31, 2022.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(8)	Notes Payable

AFCO Credit Corporation (AFCO)

As of March 31, 2023 and December 31, 2022, the principal balance on the remaining AFCO promissory note was $0 and $141,298, respectively and is included in Notes payable in the accompanying balance sheets. Interest expense in connection with the AFCO promissory notes was $1,319 and $1,796 for the three months ended March 31, 2023 and 2022, respectively.

(9)	Stockholders’ Equity

In July 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related Prospectus establishing an “at-the-market” facility, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. For the three months ended March 31, 2023, 2,869 shares of common stock were sold under the Equity Distribution Agreement.

As of March 31, 2023, the Company had 11,872,573 shares of common stock outstanding, and no dividends have been declared or paid.

(10)	Equity Incentive Plans

Stock-Based Awards

(a)	Stock Option Plans

Activity under the Company’s stock option plans for the three months ended March 31, 2023 was as follows:

	Number of	Weighted Average
	Options	Exercise Price
Outstanding at December 31, 2022	931,550	$3.97
Granted	5,000	1.18
Forfeited	(50,055)	1.87
Outstanding at March 31, 2023	886,495	$4.07
Vested and exercisable at March 31, 2023	479,296	$3.30

The 5,000 options granted under our 2021 Stock Option Plan for the three months ended March 31, 2023 was to a nonemployee with a fair value of $0.62 using the Black-Scholes assumptions as follows:

Fair Value of Awards	$0.62
Grant Price	$1.18
Expected term (in years)	2.00
Risk‑free interest rate	4.39%
Dividend yield	—%
Expected volatility	95.48%

No options were exercised for the three months ended March 31, 2023 under our stock option plans.

As of March 31, 2023, the total number of shares of common stock reserved for future awards under the 2021 Stock Option Plan was 1,754,980.

(b)	Inducement Grants

For the three months ended March 31, 2023, no inducement awards were granted. As of March 31, 2023, 150,000 shares were outstanding with a weighted average exercise price of $2.42, and 25,000 shares were vested and exercisable with a weighted average exercise price of $2.97.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(c)	Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying statement of comprehensive loss:

	Three Months Ended March 31,
	2023	2022
Research and development	$25,059	29,139
Sales and marketing	(2,544)	1,126
General and administrative	34,439	14,094
Total share-based compensation expense	$56,954	44,359

As March 31, 2023, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $926,280, which includes $463,311 of compensation expense to be recognized upon achieving certain performance conditions. For service-based awards, the $462,969 of unrecognized expense is expected to be recognized over a weighted average period of 2.7 years.

(d)	Employee Stock Purchase Plan (ESPP)

For the three months ended March 31, 2023, no shares have been issued under the Company’s ESPP Plan. As of March 31, 2023, the total number of shares of common stock reserved for future awards under the ESPP Plan was 398,561.

(11)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2023	2022

Net loss attributable to common stockholders, basic & diluted	$(2,946,257)	(2,883,030)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	11,872,255	11,804,165
Net loss per share attributable to common stockholders, basic and diluted	$(0.25)	(0.24)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	March 31, 2023	March 31, 2022
Options to purchase common stock	1,036,495	1,055,997
Warrants to purchase to common stock	233,460	244,572
Total potential shares	1,269,955	1,300,569

(12)	Subsequent Events

Effective April 18, 2023, the Company suspended its “at-the-market” facility with the Sales Agent pursuant to that certain prospectus supplement dated July 12, 2022 and Equity Distribution Agreement, dated July 1, 2022 and terminated the continuous offering under such prospectus. The Company will not make any sales of its Common Stock pursuant to the Equity Distribution Agreement unless and until a new prospectus supplement is filed with the Securities and Exchange Commission; however, the Equity Distribution Agreement remains in full force and effect.

On April 18, 2023, the Company entered into a definitive agreement for the issuance and sale of an aggregate of 3,196,722 of its shares of common stock (or common stock equivalents) at a purchase price of $1.22 per share (or common stock equivalent) in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, the Company has also agreed to issue and sell unregistered warrants to purchase up to an aggregate of 3,196,722 shares of common stock. The gross proceeds from this offering was $3,900,000. The net proceeds to the Company from this offering was approximately $3,400,000, after deducing placement agent fees expenses and estimated offering expenses payable by the Company. The Company intends to use the net proceeds from this offering for general corporate purposes. The offering closed on April 20, 2023.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on March 30, 2023. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

We are a biomedical company focused on transforming women’s healthcare by developing novel solutions and next-generation advancements providing significant clinical impact to address severely underserved areas. Our mission is to provide women with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 150 patents globally, in- house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop and commercialize products. Our suite of products and product candidates address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm. With an initial focus in the area of reproductive health, our two lead product candidates offer solutions for two ends of the spectrum: FemBloc for permanent birth control and FemaSeed as an artificial insemination infertility treatment.

Corporate Update

On April 18, 2023, we announced that Health Canada, the Public Health Agency of Canada, has granted product approval of FemaSeed, the first-ever infertility solution designed to deliver sperm directly to where contraception occurs. FemaSeed is Femasys’ localized artificial insemination option that is designed to be less invasive and more affordable than assisted reproduction, such as in vitro fertilization (IVF) or intracytoplasmic sperm injection (ICSI).

Effective April 18, 2023, we suspended our “at-the-market” facility with the Sales Agent pursuant to a certain prospectus supplement dated July 12, 2022 and Equity Distribution Agreement, dated July 1, 2022 and terminated the continuous offering under such prospectus. The Company will not make any sales of its Common Stock pursuant to the Equity Distribution Agreement unless and until a new prospectus supplement is filed with the Securities and Exchange Commission; however, the Equity Distribution Agreement remains in full force and effect.

On April 18, 2023, we entered into a definitive agreement for the issuance and sale of an aggregate of 3,196,722 of its shares of common stock (or common stock equivalents) at a purchase price of $1.22 per share (or common stock equivalent) in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we also issued and sold unregistered warrants to purchase up to an aggregate of 3,196,722 shares of common stock.  The gross proceeds from this offering was $3,900,000. The net proceeds to us from this offering was approximately $3,400,000, after deducing placement agent fees expenses and estimated offering expenses payable by us. We intend to use the net proceeds from this offering for general corporate purposes. The offering closed on April 20, 2023.

On May 3, 2023, we announced that Health Canada, the Public Health Agency of Canada, has granted product approval of FemCerv, the first endocervical tissue sampler (curette) designed to collect and contain a comprehensive sample to maximize quality and quantity. FemCerv captures a tissue sample in a relatively pain-free manner and has the potential to be an improvement over the existing standard of care to diagnose the presence of cancerous cells in a woman’s cervix.

Clinical Update

FemaSeed – Our Artificial Insemination Solution. In April 2021 we received an IDE approval from FDA that allowed us to initiate a pivotal trial for the FemaSeed device. The first subject was enrolled in July 2021. In October 2022, we announced an updated study design for the pivotal trial, which now focuses on couples experiencing male factor infertility. This update reflects a revised strategy to address this underserved population experiencing infertility with a goal of facilitating accelerated enrollment. Completion of enrollment is now expected in the fourth quarter of 2023 followed by a planned submission of the results from the trial to FDA in support of a future de novo classification request for FemaSeed. Extenuating circumstances at clinical trial sites have resulted in a slowdown in enrollment due to consolidation activities, staffing shortages and the aftermath of the overturn of Roe v Wade. It has been reported that there have been over 25 transactions since the start of 2021 (including 25% of our clinical trial sites) in the infertility market, which is rapidly evolving into large commercial entities. This rapidly changing market dynamics may be disruptive to the practice and affect the conduct of clinical studies as integration occurs. The American Society of Reproductive Medicine (ASRM) issued a statement March 17, 2023 on the abortion policy proposals affecting reproductive medicine. ASRM stated, “At the crux of the issue many of the proposals to ban or otherwise limit access to abortion care fail to protect the use of assisted reproductive technologies, including IVF, and so-called “personhood” measures (defining life as beginning at conception or fertilization) are multiplying across the nation, causing alarm bells to sound for medical practitioners and infertility patients alike. Such proposals could, intentionally or not, limit and even ban the use of IVF and routine, safe, and medically proven procedures, such as the removal of an embryo that fails to implant in a uterus, or the disposal of unused embryos.” This uncertainty and limitations of staff availability may affect subject enrollment in clinical studies being conducted at facilities providing infertility services.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table shows our results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	% Change
Sales	$293,984	321,405	(27,421)	-8.5%
Cost of sales	105,120	122,675	(17,555)	-14.3%
Gross margin	188,864	198,730	(9,866)	-5.0%
Operating expenses:
Research and development	1,537,439	1,421,063	116,376	8.2%
Sales and marketing	244,896	68,863	176,033	255.6%
General and administrative	1,315,137	1,447,355	(132,218)	-9.1%
Depreciation and amortization	133,066	144,199	(11,133)	-7.7%
Total operating expenses	3,230,538	3,081,480	149,058	4.8%
Loss from operations	(3,041,674)	(2,882,750)	(158,924)	5.5%
Other income (expense):
Interest income	97,089	2,454	94,635	3856.4%
Interest expense	(1,672)	(2,734)	1,062	-38.8%
Other income (expense), net	95,417	(280)	95,697	-34177.5%
Net loss	$(2,946,257)	(2,883,030)	(63,227)	2.2%

Sales

Sales decreased by $27,421, or 8.5%, to $293,984 for the three months ended March 31, 2023 from $321,405 for the three months ended March 31, 2022. U.S. sales increased by $30,624, or 11.6%, for the three months ended March 31, 2023 as compared to the same period last year; however, there were no international sales for the three months ended March 31, 2023 as compared to $58,045 reported for the same period last year resulting in a net decrease of $27,421 in sales. U.S. units sold increased by 7.1% for the three months ended March 31, 2023 as compared to the same period last year.

Cost of sales and gross margin percentage

Cost of sales decreased by $17,555, or 14.3%, to $105,120 for the three months ended March 31, 2023 from $122,675 for the three months ended March 31, 2022 mainly due to the decrease in sales, sales mix, and certain manufacturing efficiencies.  Gross margin percentage was 64.2% for the three months ended March 31, 2023 as compared to 61.8% for the three months ended March 31, 2022.Gross margins improved due to higher U.S. sales which have lower cost of sales than international sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended March 31,
	2023	2022
Compensation and related personnel costs	$900,288	764,792
Clinical-related costs	366,360	443,970
Material and development costs	167,161	131,450
Professional and outside consultant costs	91,935	68,664
Other costs	11,695	12,187
Total research and development expenses	$1,537,439	1,421,063

R&D expenses increased by $116,376 or 8.2%, to $1,537,439 for the three months ended March 31, 2023 from $1,421,063 for the three months ended March 31, 2022. The net increase of $116,376 mainly consists of the $135,496 increase in compensation and related personnel costs primarily due to increasing costs associated with hiring and retaining personnel to support our clinical trial costs.

Sales and marketing

Sales and marketing expenses increased by $176,033 or 255.6%, to $244,896 for the three months ended March 31, 2023 from $68,863 for the three months ended March 31, 2022 largely due to an increase in compensation and related personnel costs due to an increase in headcount and marketing costs to promote our commercial efforts.

General and administrative

General and administrative expenses decreased by $132,218, or 9.1%, to $1,315,137 for the three months ended March 31, 2023 from $1,447,355 for the three months ended March 31, 2022. The decrease was largely due to a decrease in salaries and related personnel costs, a decrease in facility and other overhead costs mainly for directors & officers insurance, and a decrease in legal and certain professional costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $11,133, or 7.7%, to $133,066 for the three months ended March 31, 2023 from $144,199 for the three months ended March 31, 2022 due to reduction of depreciation expense associated with our fixed assets and a reduction in amortization expense associated with our intangible assets.

Other income (expense)

Other income (expense), net increased by $95,697, or 34177.5%, to $95,417 for the three months ended March 31, 2023 from $(280) for the three months ended March 31, 2022 mainly due to an increase in interest income.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through March 31, 2023, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of March 31, 2023, we had $10,161,338 of cash and cash equivalents and an accumulated deficit of $97,080,762.

On July 1, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related Prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. As of March 31, 2023, 54,120 shares of our common stock had been sold under the Equity Distribution Agreement.

On April 18, 2023, we entered into a definitive agreement for the issuance and sale of an aggregate of 3,196,722 of its shares of common stock (or common stock equivalents) at a purchase price of $1.22 per share (or common stock equivalent) in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we have also agreed to issue and sell unregistered warrants to purchase up to an aggregate of 3,196,722 shares of common stock.  The gross proceeds from this offering was $3,900,000. The net proceeds to us from this offering was approximately $3,400,000, after deducing placement agent fees expenses and estimated offering expenses payable by us. We intend to use the net proceeds from this offering for general corporate purposes. The offering closed on April 20, 2023.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents, along with the net proceeds from our recent financing are expected to be sufficient to fund our ongoing operations into the second quarter of 2024. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. We do not expect liquidity to be sufficient for twelve months from the date of these financial statements. As a result of our current limited financial liquidity, we have concluded that substantial doubt exists about our ability to continue as a going concern.

Our cash and cash equivalents as of March 31, 2023 will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

Cash Flows

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(2,647,637)	(2,754,021)
Net cash used in investing activities	(8,901)	(120,368)
Net cash used in financing activities	(144,060)	(141,006)
Net change in cash and cash equivalents	$(2,800,598)	(3,015,395)

Operating activities

For the three months ended March 31, 2023, cash used in operating activities was $2,647,637, attributable to a net loss of $2,946,257, offset by a net change in our net operating assets and liabilities of $32,666 and non-cash charges of $265,954. Non-cash charges largely consisted of $133,066 in depreciation and amortization, $75,635 in right-of-use amortization, and $56,954 in stock-based compensation.  The change in our net operating assets and liabilities was primarily due to changes of $46,485 in accounts receivable, $64,318 in inventory and $91,211 in lease liabilities, which were offset by changes in accounts payable and accrued expenses of $81,719 and $150,654 in other assets.

For the three months ended March 31, 2022, cash used in operating activities was $2,754,021, attributable to a net loss of $2,883,030, a net change in our net operating assets and liabilities of $148,482 and offset partially by non-cash charges of $277,491. Non-cash charges largely consisted of $144,199 in depreciation and amortization, $86,233 in right-of-use amortization, and $44,359 in stock-based compensation.  The change in our net operating assets and liabilities was primarily due to changes of $86,044 in accounts receivable and $97,851 in lease liabilities, which were offset partially by changes in accounts payable and accrued expenses of $64,296.

Investing activities

For the three months ended March 31, 2023, cash used in investing activities for the purchase of property and equipment was $8,901.

For the three months ended March 31, 2022, cash used in investing activities for the purchase of property and equipment was $120,368.

Financing activities

For the three months ended March 31, 2023, cash used in financing activities was $144,060, attributable to repayments on a note payable of $141,298, payments under lease obligations of $6,135, and offset by proceeds from issuance of common stock of $3,373.

For the three months ended March 31, 2022, cash used in financing activities was $141,006, attributable to repayments on a note payable of $135,457 and payments under lease obligations of $5,549.

Critical Accounting Estimates
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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing the Annual Report on Form 10-K for the year ended December 31, 2022 as filed on March 30, 2023, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue recognition

Our policy is to recognize revenue when a customer obtains control of the promised goods under Accounting Standards Codification 606-Revenue from Contracts with Customers (Topic 606), which we adopted effective January 1, 2018. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods, and we have elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. We do not have multiple performance obligations in our customer orders, so revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time.

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of March 31, 2023, we have not had a history of significant returns.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully review and consider the information regarding certain risks and uncertainties facing us that could have a material adverse effect on our business prospects, financial condition, results of operations, liquidity and available capital resources set forth in Part I, Item 1A. Risk Factors, of the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Incorporated by Reference
Exhibit			File
	Number Description of Document	Schedule/Form	Number	Exhibit	Filing Date

3.1	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.1	March 30, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRl Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 11 day of May 2023.

FEMASYS INC.

Dated: May 11, 2023	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer
(principal financial and accounting officer)