Form 10-K/A
period 2022-12-31
FEMASYS INC
filed 2023-07-24
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 2)

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

As of July 20, 2023, there were 15,073,153 shares of the registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Femasys Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (the “Second Amendment”) to its Annual Report for the fiscal year ended December 31, 2022, which was filed with the Securities and Exchange Commission on March 30, 2023 (the “Original Form 10-K”), as amended by Amendment No. 1 on Form 10-K/A on April 28, 2023 (the “First Amendment”) to include a revised audit opinion of KPMG LLP to include a statement that KPMG LLP was not required to express an opinion over the Company’s internal control over financial reporting and to correct the opinion date which was erroneously dated March 30, 2022.

In accordance with Rule 12b-15 (“Rule 12b-15”) under the Securities Exchange Act of 1934, as amended, the Company has included the entire text of Part II, Item 8 “Financial Statements” in this Second Amendment. However, there have been no changes made to the text of such item other than the correction stated in the immediately preceding paragraph. In addition, the Company is including in this Second Amendment new certifications of its (i) Chief Executive Officer and (ii) Chief Financial Officer, as required by Rule 12b-15, as Exhibits 31.3, 31.4, 32.3 and 32.4, respectively, and a currently dated consent from its independent registered public accounting firm as Exhibit 23.2.

Except as expressly set forth above, this Second Amendment speaks as of the filing date of the Original Form 10-K, and does not reflect events that may have occurred subsequent to that date, nor does it modify or update in any way disclosure made in the Original Form 10-K.

FEMASYS INC.
FORM 10-K

Item 8.	Financial Statements.

Financial Statements

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Femasys Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Femasys Inc. (the Company) as of December 31, 2022 and 2021, the related statements of comprehensive loss, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses and negative cash flows from operations and has a net accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ KPMG LLP

We have served as the Company’s auditor since 2016.

Atlanta, Georgia
March 30, 2023

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
December 31, 2022 and 2021
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

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
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

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
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

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
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

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
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

FEMASYS INC.
Notes to Financial Statements
December 31, 2022 and 2021
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

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 21st day of July 2023.

FEMASYS INC.

Dated: July 21 2023	By: /s/ Kathy Lee-Sepsick
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

Signature	Title	Date

By: /s/ Kathy Lee-Sepsick		July 21, 2023
Kathy Lee-Sepsick	Chair of the Board of Directors, President and Chief Executive Officer (principal executive officer)

By: *		July 21, 2023
Dov Elefant	Chief Financial Officer (principal financial and accounting officer)

By: *		July 21, 2023
Charles Larsen	Director

By: /s/ Keith Kendall		July 21, 2023
Keith Kendall	Director

By: /s/ Alistair Milnes		July 21, 2023
Alistair Milnes	Director

By: *		July 21, 2023
Anne Morrissey	Director

By: *		July 21, 2023
Wendy Perrow	Director

By: *		July 21, 2023
Edward Uzialko, Jr.	Director

*By:	/s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick, Attorney-in-fact