Form 10-Q
period 2023-06-30
FEMASYS INC
filed 2023-08-10
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The Registrant had 15,073,153 shares of common stock, $0.001 par value, outstanding as of August 9, 2023.

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

•	our ability to hire and retain our senior management and other highly qualified personnel;

•	FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;

•	the timing or likelihood of regulatory filings and approvals or clearances;

•	our ability to establish and maintain intellectual property protection for our product candidates and our ability to avoid claims of infringement;

•	the volatility of the trading price of our common stock;

•	our ability to maintain compliance with Nasdaq’s continued listing requirements; and

•	our expectations about market trends.

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

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements

FEMASYS INC.
Balance Sheets
(unaudited)

Assets	June 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$10,705,017	12,961,936
Accounts receivable, net	155,746	77,470
Inventory, net	581,474	436,723
Other current assets	587,828	655,362
Total current assets	12,030,065	14,131,491
Property and equipment, at cost:
Leasehold improvements	1,195,637	1,195,637
Office equipment	99,344	99,344
Furniture and fixtures	419,303	419,303
Machinery and equipment	2,628,509	2,572,243
Construction in progress	384,888	413,843
	4,727,681	4,700,370
Less accumulated depreciation	(3,472,349)	(3,217,319)
Net property and equipment	1,255,332	1,483,051
Long-term assets:
Lease right-of-use assets, net	162,006	319,557
Intangible assets, net of accumulated amortization	970	3,294
Other long-term assets	865,588	958,177
Total long-term assets	1,028,564	1,281,028

Total assets	$14,313,961	16,895,570

(continued)

FEMASYS INC.
Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	June 30, 2023	December 31, 2022
Current liabilities:
Accounts payable	$546,877	510,758
Accrued expenses	536,830	456,714
Note payable	—	141,298
Clinical holdback - current portion	88,738	45,206
Lease liabilities – current portion	209,098	373,833
Total current liabilities	1,381,543	1,527,809
Long-term liabilities:
Clinical holdback - long-term portion	56,245	96,658
Lease liabilities – long-term portion	—	28,584
Total long-term liabilities	56,245	125,242
Total liabilities	1,437,788	1,653,051
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized, 15,190,376 shares issued and 15,073,153 outstanding as of June 30,2023; and 11,986,927 shares issued and 11,869,704 outstanding as of December 31, 2022	15,190	11,987
Treasury stock, 117,223 shares	(60,000)	(60,000)
Warrants	1,918,103	567,972
Additional paid-in-capital	110,977,150	108,857,065
Accumulated deficit	(99,974,270)	(94,134,505)
Total stockholders’ equity	12,876,173	15,242,519

Total liabilities and stockholders’ equity	$14,313,961	16,895,570

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$320,514	303,113	614,498	624,518
Cost of sales	110,469	102,353	215,589	225,028
Gross margin	210,045	200,760	398,909	399,490
Operating expenses:
Research and development	1,527,172	1,472,924	3,064,611	2,893,987
Sales and marketing	128,899	63,177	373,795	132,040
General and administrative	1,356,637	1,181,938	2,671,774	2,629,293
Depreciation and amortization	133,299	142,684	266,365	286,883
Total operating expenses	3,146,007	2,860,723	6,376,545	5,942,203
Loss from operations	(2,935,962)	(2,659,963)	(5,977,636)	(5,542,713)
Other income (expense):
Interest income	42,652	26,745	139,741	29,199
Interest expense	(198)	(883)	(1,870)	(3,617)
Other income (expense), net	42,454	25,862	137,871	25,582

Net loss	$(2,893,508)	(2,634,101)	(5,839,765)	(5,517,131)

Net loss attributable to common stockholders, basic and diluted	$(2,893,508)	(2,634,101)	(5,839,765)	(5,517,131)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	(0.22)	(0.47)	(0.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,107,590	11,812,988	12,493,334	11,808,601

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	Equity
THREE MONTHS ENDED JUNE 30, 2023
Balance at March 31, 2023	11,989,796	$11,990	117,223	$(60,000)	$567,972	$108,917,384	$(97,080,762)	$12,356,584

Issuance of common stock and warrants in connection with April 2023 Financing, net of issuance costs	1,318,000	1,318	—	—	2,526,664	818,014	—	3,345,996
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	—	—	—	—	—	—	—
Issuance of common stock in connection with ESPP	3,858	3	—	—	—	1,694	—	1,697
Exercise of pre-funded warrants	1,878,722	1,879	—	—	(1,176,533)	1,174,842	—	188
Share-based compensation expense	—	—	—	—	—	65,216	—	65,216
Net loss	—	—	—	—	—	—	(2,893,508)	(2,893,508)

Balance at June 30, 2023	15,190,376	$15,190	117,223	$(60,000)	$1,918,103	$110,977,150	$(99,974,270)	$12,876,173

SIX MONTHS ENDED JUNE 30, 2023
Balance at December 31, 2022	11,986,927	$11,987	117,223	$(60,000)	$567,972	$108,857,065	$(94,134,505)	$15,242,519

Issuance of common stock and warrants in connection with April 2023 Financing, net of issuance costs	1,318,000	1,318	—	—	2,526,664	818,014	—	3,345,996
Issuance of common stock in connection with at-the-market offering, net of issuance costs	2,869	3	—	—	—	3,365	—	3,368
Issuance of common stock in connection with ESPP	3,858	3	—	—	—	1,694	—	1,697
Exercise of pre-funded warrants	1,878,722	1,879	—	—	(1,176,533)	1,174,842	—	188
Share-based compensation expense	—	—	—	—	—	122,170	—	122,170
Net loss	—	—	—	—	—	—	(5,839,765)	(5,839,765)

Balance at June 30, 2023	15,190,376	$15,190	117,223	$(60,000)	$1,918,103	$110,977,150	$(99,974,270)	$12,876,173

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

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(5,839,765)	(5,517,131)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	264,040	272,391
Amortization	2,325	14,492
Amortization of right-of-use assets	148,541	169,680
Inventory reserve	1,770	2,900
Loss on disposal of assets	44,538	—
Share-based compensation expense	122,170	106,526
Changes in operating assets and liabilities:
Accounts receivable	(78,276)	(29,702)
Inventory	(146,521)	(38,811)
Other assets	154,065	255,271
Accounts payable	36,119	(74,957)
Accrued expenses	80,116	(76,959)
Lease liabilites	(181,065)	(194,235)
Other liabilities	3,119	(23,361)

Net cash used in operating activities	(5,388,824)	(5,133,896)
Cash flows from investing activities:
Purchases of property and equipment	(71,849)	(295,058)

Net cash used in investing activities	(71,849)	(295,058)
Cash flows from financing activities:
Proceeds from the issuance of common stock, accompanying warrants and pre-funded warrants in April 2023 Financing	3,899,813	—
Equity issuance costs	(547,764)	—
Proceeds from exercise of pre-funded warrants	188	—
Proceeds from common stock issued through ESPP and exercised options	1,697	16,151
Net proceeds from issuance of common stock in connection with at-the-market sales agreement	3,373	—
Payments of deferred offering costs	—	(13,905)
Repayment of note payable	(141,298)	(228,662)
Payments under lease obligations	(12,255)	(11,240)

Net cash provided by (used in) financing activities	3,203,754	(237,656)

Net change in cash and cash equivalents	(2,256,919)	(5,666,610)
Cash and cash equivalents:
Beginning of period	12,961,936	24,783,029

End of period	$10,705,017	19,116,419

Supplemental cash flow information
Cash paid for:
Interest	$1,870	3,617
Income taxes	$—	800
Non-cash investing and financing activities:
Deferred offering costs included in accounts payable and accrued expenses	$—	82,760
Commissions and deferred offering costs relating to proceeds from issuance of common stock	$6,163	—
Prepaid insurance financed with promissory notes	$—	417,841

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Notes to Financial Statements
(unaudited)

(1)	Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the Company or Femasys) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a biomedical company focused on meeting women’s unmet needs worldwide by developing a broad portfolio of innovative product candidates and products that include minimally invasive, in-office technologies for reproductive health. The Company currently operates as one segment with an initial focus on servicing the reproductive health needs for those seeking permanent birth control or solutions for infertility issues.

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemBloc® (FemBloc), the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology. In June 2023, the Company received approval of its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for the pivotal clinical trial of FemBloc. In July 2023 the Company announced the notice of allowance for a new U.S. patent application covering use of FemBloc for female permanent birth control. FemaSeed® (FemaSeed), a solution which enables directed intrauterine insemination to improve on traditional intrauterine insemination (IUI) and provides a lower cost option to in vitro fertilization methods, received approval in April 2021 from the FDA on its IDE and the clinical trial was initiated in July 2021. An updated trial design received approval in October 2022 from the FDA and the trial enrollment is ongoing. FemaSeed is approved for sale in Canada. FemVue® (FemVue), a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemChec® (FemChec), allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success) and is being studied as part of the FemBloc pivotal trial. FemCath® (FemCath), allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S and Canada. FemCerv® (FemCerv) is a solution for complete tissue sampling with minimal contamination of the endocervical canal as an alternative to the curettage method, and is approved for sale in the U.S and Canada.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include the valuation of stock options, warrants, useful lives of property and equipment and intangible assets. Estimates for these and other items are subject to change and are reassessed by management in accordance with U.S. GAAP. Actual results could differ from those estimates.

Liquidity

As of June 30, 2023, the Company had cash and cash equivalents of $10,705,017. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily from the sale of FemVue to support the Company’s research and development activities, largely in connection with FemBloc and FemaSeed. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the six months ended June 30, 2023, the Company generated a net loss of $5,839,765. The Company expects such losses to increase over the next few years as the Company advances FemBloc and FemaSeed through clinical development until FDA approval is received and the products are available to be marketed.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of June 30, 2023 of $99,974,270 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

Recently Issued Accounting Pronouncements – Recently Adopted

On January 1, 2023, the Company adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which the Financial Accounting Standards Board (FASB) issued in June 2016. The new standard changes the accounting for credit losses for financial assets and certain other instruments, including trade receivables and contract assets, which are not measured at fair value through net income. Under legacy standards, we recognize an impairment of receivables when it was probable that a loss had been incurred. Under the new standard, we are required to recognize estimated credit losses expected to occur over the estimated life or remaining contractual life of an asset (which includes losses that may be incurred in future periods) using a broader range of information including reasonable and supportable forecasts about future economic conditions. The guidance is effective for smaller reporting companies as defined by the SEC for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years with early adoption permitted. The Company’s adoption of this new guidance did not have a material impact on the Company’s financial statements and footnote disclosures (unaudited).

Recently Issued Accounting Pronouncements – Not Yet Adopted

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s financial statements.

(2)	Cash and Cash Equivalents

As of June 30, 2023 and December 31, 2022, money market funds included in cash and cash equivalents on the balance sheets were $10,038,944 and $12,553,557, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

(3)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	June 30,	December 31,
	2023	2022
Materials	$356,274	244,498
Work in progress	71,081	100,453
Finished goods	154,119	91,772
Inventory, net	$581,474	436,723

The FemVue reserve for slow moving, obsolete, or unusable inventories was $3,091 and $2,103 as of June 30, 2023 and December 31, 2022, respectively.

(4)	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2023	2022
Clinical trial costs	$295,582	333,440
Compensation costs	129,323	85,191
Franchise taxes	—	26,886
Director fees	90,424	—
Other	21,501	11,197
Accrued expenses	$536,830	456,714

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(5)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the six months ended June 30, 2023:

Balance at December 31, 2022	$141,864
Clinical holdback retained	3,447
Clinical holdback paid	(328)
Balance at June 30, 2023	$144,983
Less: clinical holdback - current portion	(88,738)
Clinical holdback - long-term portion	$56,245

(6)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. For the three and six months ended June 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of June 30, 2023 or 2022.

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

The following table summarizes our sales, primarily from FemVue, by geographic region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2023	2022	2023	2022
U.S.	$262,469	303,113	556,453	566,473
International	58,045	—	58,045	58,045
Total	$320,514	303,113	614,498	624,518

(7)	Commitments and Contingencies

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2023 and December 31, 2022.

(8)	Notes Payable

AFCO Credit Corporation (AFCO)

As of June 30, 2023 and December 31, 2022, the principal balance on the remaining AFCO promissory notes was $0 and $141,298, respectively and is included in Notes payable in the accompanying balance sheets. Interest expense in connection with the AFCO promissory notes was $1,319 and $86 for the three months ended June 30, 2023 and 2022, respectively. Interest expense was $1,319 and $1,882 for the six months ended June 30, 2023 and 2022, respectively.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(9)	Stockholders’ Equity

In July 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related Prospectus establishing an “at-the-market” facility, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. For the six months ended June 30, 2023, 2,869 shares of common stock were sold under the Equity Distribution Agreement. In April 2023, the Company suspended its at-the-market facility with the Sales Agent. The Company will not make any sales of its Common Stock pursuant to the Equity Distribution Agreement unless and until a new prospectus supplement is filed with the Securities and Exchange Commission; however, the Equity Distribution Agreement remains in full force and effect.

In April 2023, the Company sold an aggregate of (i) 1,318,000 shares of common stock and (ii) pre-funded warrants to purchase up to 1,878,722 shares of common stock in a registered direct offering (“pre-funded warrants”) and, in a a concurrent private placement, warrants to purchase up to 3,196,722 shares of common stock (“common warrants”). Additionally, common warrants were issued to the placement agent to purchase up to 191,803 shares of common stock as compensation for services (“placement agent warrants”), collectively the (“April 2023 Financing”). The purchase price per share for the common stock, pre-funded warrants was $1.22 and $1.2199, respectively. The gross proceeds from the offering were $3,899,813, less placement agent fees and offering expenses of $547,764. The Company intends to use the net proceeds from the offering for general corporate purposes.

As of June 30, 2023, the Company had 15,073,153 shares of common stock outstanding, and no dividends have been declared or paid.

(10)	Equity Incentive Plans and Warrants

Stock-Based Awards

(a)	Stock Option Plans

Activity under the Company’s stock option plans for the six months ended June 30, 2023 was as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	931,550	$3.97
Granted	5,000	1.18
Forfeited	(50,055)	1.87
Outstanding at March 31, 2023	886,495	$4.07
Granted	153,200	0.75
Forfeited	(20,024)	3.94
Outstanding at June 30, 2023	1,019,671	$3.57

Vested and exercisable at June 30, 2023	511,472	$3.09

Options granted under our 2021 Stock Option Plan for the six months ended June 30, 2023 to employees and nonemployees were 85,200 and 73,000, respectively and the weighted average exercise prices were $0.87 and $0.64, respectively. The weighted-average fair values of the options granted to employees and nonemployees were $0.74 and $0.51, respectively and were estimated using the following weighted-average Black-Scholes assumptions:

	Employee	Nonemployee
Expected term (in years)	6.25	5.49
Risk‑free interest rate	3.55%	3.96%
Dividend yield	—%	—%
Expected volatility	110.43%	106.58%

No options were exercised for the six months ended June 30, 2023 under our stock option plans.

As of June 30, 2023, the total number of shares of common stock reserved for future awards under the 2021 Stock Option Plan was 1,711,914.

(b)	Inducement Grants

For the six months ended June 30, 2023, no inducement awards were granted. As of June 30, 2023, 150,000 shares were outstanding with a weighted average exercise price of $2.42, and 25,000 shares were vested and exercisable with a weighted average exercise price of $2.97.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(c)	Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying statement of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$27,192	33,436	52,251	62,575
Sales and marketing	602	1,216	(1,942)	2,342
General and administrative	37,422	27,515	71,861	41,609
Total share-based compensation expense	$65,216	62,167	122,170	106,526

As June 30, 2023, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $956,653, which includes $463,101 of compensation expense to be recognized upon achieving certain performance conditions. For service-based awards, the $493,552 of unrecognized expense is expected to be recognized over a weighted average period of 2.7 years.

(d)	Employee Stock Purchase Plan (ESPP)

For the six months ended June 30, 2023, 3,858 shares of common stock were issued under the Company’s ESPP Plan. As of June 30, 2023, the total number of shares of common stock reserved for future awards under the ESPP Plan was 394,704.

(e)	April 2023 Financing

On  April 20, 2023, the Company entered into a securities purchase agreement pursuant to which the Company sold (i) 1,318,000 shares of common stock (see Note 9, Stockholders’ Equity), (ii) pre-funded warrants to purchase 1,878,722 shares of common stock, (iii) common warrants to purchase 3,196,722 shares of common stock. Additionally, common warrants to purchase 191,803 shares of common stock were issued to the placement agent compensation for services performed.

The pre-funded warrants, common warrants and placement agent warrants were exercisable immediately following the closing date of the offering. The pre-funded warrants have an unlimited term and an exercise price of $0.0001 per share. The common warrants have a 5.5 year term and an exercise price of $1.095 per share. The placement agent warrants have a 5 year term and exercise price of $1.525 per share. The offering resulted in aggregate gross proceeds of $3,899,813, before $547,764 of transaction costs.

The pre-funded warrants and common warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

The common stock was valued at $1,133,480, based on the Company’s stock price. The pre-funded warrants and common warrants were valued at $1,615,701 and $1,854,099, respectively, using the following Black-Scholes assumptions:

	Pre-funded warrants	Common warrants
Expected term (in years)	4	4
Risk‑free interest rate	3.83%	3.83%
Dividend yield	—%	—%
Expected volatility	100.25%	100.25%
Exercise price	$0.0001	$1.095
Stock price	$0.86	$0.86
Black-Scholes value	$0.86	$0.58

The net proceeds of $3,352,049 were allocated to the common stock, pre-funded warrants and common warrants using the relative fair value method. The valuations were recorded to stockholders’ equity.

In June 2023, all pre-funded warrants were exercised for shares of common stock. As of June 30, 2023, the common warrants and placement agent warrants have not been exercised and were still outstanding.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(11)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss attributable to common stockholders, basic & diluted	$(2,893,508)	(2,634,101)	(5,839,765)	(5,517,131)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	13,107,590	11,812,988	12,493,334	11,808,601
Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	(0.22)	(0.47)	(0.47)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Options to purchase common stock	1,169,671	1,050,606	1,169,671	1,050,606
Warrants to purchase common stock, in connection with April 2023 financing	3,388,525	—	3,388,525	—
Warrants to purchase common stock	233,460	233,460	233,460	233,460
Total potential shares	4,791,656	1,284,066	4,791,656	1,284,066

(12)	Subsequent Events

Effective July 11, 2023, the Company executed a promissory note with AFCO to finance certain insurance premiums for $420,618, requiring the Company to pay a down payment and monthly installment payments through March 2024.

Effective July 17, 2023, the Company executed an extension of its operating lease agreement for facilities in Suwanee, GA, obligating the company to $3,321,025 in payments for an additional 63 month term. The original lease expired in January 2024, and has been extended through April 2029.

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

Overview

We are a biomedical company focused on meeting women’s unmet needs worldwide by developing a broad portfolio of innovative product candidates and products that include minimally invasive, in-office technologies for reproductive health. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 150 patents globally, in- house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop and commercialize products. Our suite of products and product candidates address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm. With an initial focus in the area of reproductive health, our two lead product candidates offer solutions for two ends of the spectrum: FemBloc for permanent birth control and FemaSeed as an artificial insemination infertility treatment.

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

On June 8, 2023, we announced that Health Canada, the Public Health Agency of Canada, has granted product approval of FemCath, the first intrauterine catheter which involves placement of balloon technology close to the opening of a selected fallopian tube for directed delivery of contrast.

On June 26, 2023, we announced FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial.

On July 27, 2023, we announced a notice of allowance for new U.S. patent application covering use of FemBloc for female permanent birth control.

On August 3, 2023, we announced initiation of enrollment in pivotal trial of our permanent birth control candidate FemBloc.

Clinical Update

FemaSeed – Our Artificial Insemination Solution. In April 2021 we received an IDE approval from FDA that allowed us to initiate a pivotal trial for the FemaSeed device. The first subject was enrolled in July 2021. In October 2022, we announced an updated study design for the pivotal trial, which now focuses on couples experiencing male factor infertility. This update reflects a revised strategy to address this underserved population experiencing infertility with a goal of facilitating accelerated enrollment. Completion of enrollment is now expected in the fourth quarter of 2023 followed by a planned submission of the results from the trial to FDA in support of a future de novo classification request for FemaSeed. Extenuating circumstances at clinical trial sites have resulted in a slowdown in enrollment due to consolidation activities, staffing shortages and the aftermath of the overturn of Roe v Wade. It has been reported that there have been over 25 transactions since the start of 2021 (including 25% of our clinical trial sites) in the infertility market, which is rapidly evolving into large commercial entities. These rapidly changing market dynamics may be disruptive to the practice and affect the conduct of clinical studies as integration occurs. The American Society of Reproductive Medicine (ASRM) issued a statement March 17, 2023 on the abortion policy proposals affecting reproductive medicine. ASRM stated, “At the crux of the issue many of the proposals to ban or otherwise limit access to abortion care fail to protect the use of assisted reproductive technologies, including IVF, and so-called “personhood” measures (defining life as beginning at conception or fertilization) are multiplying across the nation, causing alarm bells to sound for medical practitioners and infertility patients alike. Such proposals could, intentionally or not, limit and even ban the use of IVF and routine, safe, and medically proven procedures, such as the removal of an embryo that fails to implant in a uterus, or the disposal of unused embryos.” This uncertainty and limitations of staff availability may affect subject enrollment in clinical studies being conducted at facilities providing infertility services.

FemBloc – Our Permanent Birth Control Solution. In June 2023, we received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial. In August 2023, we announced the initiation of enrollment in the FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial designed to evaluate the safety and efficacy of FemBloc. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market. In July 2023, we announced a notice of allowance for new U.S. patent application covering use of FemBloc for female permanent birth control and we expect the resulting patent, when issued, will have an anticipated expiration in 2039 at the earliest.

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

The following table shows our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Change	% Change
	2023	2022
Sales	$320,514	303,113	17,401	5.7%
Cost of sales	110,469	102,353	8,116	7.9%
Gross margin	210,045	200,760	9,285	4.6%
Operating expenses:
Research and development	1,527,172	1,472,924	54,248	3.7%
Sales and marketing	128,899	63,177	65,722	104.0%
General and administrative	1,356,637	1,181,938	174,699	14.8%
Depreciation and amortization	133,299	142,684	(9,385)	-6.6%
Total operating expenses	3,146,007	2,860,723	285,284	10.0%
Loss from operations	(2,935,962)	(2,659,963)	(275,999)	10.4%
Other income (expense):
Interest income	42,652	26,745	15,907	59.5%
Interest expense	(198)	(883)	685	-77.6%
Other income (expense), net	42,454	25,862	16,592	64.2%
Net loss	$(2,893,508)	(2,634,101)	(259,407)	9.8%

Sales

Sales increased by $17,401, or 5.7%, to $320,514 for the three months ended June 30, 2023 from $303,113 for the three months ended June 30, 2022. The $17,401 increase was largely attributable to international sales of $58,045 for the three months ended June 30, 2023, with no international sales occurring in the same period last year. U.S. sales decreased by $40,644, or 13.4%, for the three months ended June 30, 2023 as compared to the same period last year. U.S. units sold decreased by 13% for the three months ended June 30, 2023 as compared to the same period last year.

Cost of sales and gross margin percentage

Cost of sales increased by $8,116 or 7.9%, to $110,469 for the three months ended June 30, 2023 from $102,353 for the three months ended June 30, 2022 mainly due to increased international sales which have lower gross margin. Gross margin percentage was 65.5% for the three months ended June 30, 2023 as compared to 66.2% for the three months ended June 30, 2022.

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended June 30,
	2023	2022
Compensation and related personnel costs	$840,506	790,292
Clinical-related costs	361,578	377,058
Material and development costs	205,095	175,527
Professional and outside consultant costs	120,527	116,692
Other costs	(534)	13,355
Total research and development expenses	$1,527,172	1,472,924

R&D expenses increased by $52,248 or 3.7%, to $1,527,172 for the three months ended June 30, 2023 from $1,472,924 for the three months ended June 30, 2022. The increase relates primarily to increased compensation and related personnel, professional and outside consultant costs, mostly offset by reduced clinical-related costs.

Sales and marketing

Sales and marketing expenses increased by $65,722 or 104%, to $128,899 for the three months ended June 30, 2023 from $63,177 for the three months ended June 30, 2022. The increase is largely due to increased marketing costs to promote our commercial efforts.

General and administrative

General and administrative expenses increased by $174,699, or 14.8%, to $1,356,637 for the three months ended June 30, 2023 from $1,181,938 for the three months ended June 30, 2022. The increase was largely due to increased professional costs, compensation and related personnel costs, partially offset by decreased facility and overhead costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $9,385, or 6.6%, to $133,299 for the three months ended June 30, 2023 from $142,684 for the three months ended June 30, 2022. The decrease is due to a reduction of amortization expense associated with our intangible assets and depreciation expense associated with our fixed assets.

Other income (expense), net

Other income (expense), net increased by $16,592, or 64.2%, to $42,454 for the three months ended June 30, 2023 from $25,862 for the three months ended June 30, 2022 mainly due to an increase in interest income.

Results of Operations

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table shows our results of operations for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,		Change	% Change
	2023	2022
Sales	$614,498	624,518	(10,020)	-1.6%
Cost of sales	215,589	225,028	(9,439)	-4.2%
Gross margin	398,909	399,490	(581)	-0.1%
Operating expenses:
Research and development	3,064,611	2,893,987	170,624	5.9%
Sales and marketing	373,795	132,040	241,755	183.1%
General and administrative	2,671,774	2,629,293	42,481	1.6%
Depreciation and amortization	266,365	286,883	(20,518)	-7.2%
Total operating expenses	6,376,545	5,942,203	434,342	7.3%
Loss from operations	(5,977,636)	(5,542,713)	(434,923)	7.8%
Other income (expense):
Interest income	139,741	29,199	110,542	378.6%
Interest expense	(1,870)	(3,617)	1,747	-48.3%
Other income (expense), net	137,871	25,582	112,289	438.9%
Net loss	$(5,839,765)	(5,517,131)	(322,634)	5.8%

Sales

Sales decreased by $10,020, or 1.6%, to $614,498 for the six months ended June 30, 2023 from $624,518 for the six months ended June 30, 2022. The $10,020 decrease is entirely attributable to U.S. sales for the six month periods ended June 30, 2023 as compared to the same period last year; international sales remained consistent with $58,045 for both the six month periods ended June 30, 2023 and 2022. U.S. units sold decreased by 3.6% for the six months ended June 30, 2023 as compared to the same period last year.

Cost of sales and gross margin percentage

Cost of sales decreased by $9,439, or 4.2%, to $215,589 for the six months ended June 30, 2023 from $225,028 for the six months ended June 30, 2022. The decrease is largely due to prior investment in equipment and tooling, resulting in reduced labor in certain manufacturing processes, and reduced material costs. Gross margin percentage was 64.9% for the six months ended June 30, 2023 as compared to 64.0% for the six months ended June 30, 2022. Gross margins improved mainly due to manufacturing efficiencies.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Six Months Ended June 30,
	2023	2022
Compensation and related personnel costs	$1,740,794	1,555,084
Clinical-related costs	727,938	821,028
Material and development costs	372,256	306,977
Professional and outside consultant costs	212,462	185,356
Other costs	11,161	25,542
Total research and development expenses	$3,064,611	2,893,987

R&D expenses increased by $170,624 or 5.9%, to $3,064,611 for the six months ended June 30, 2023 from $2,893,987 for the six months ended June 30, 2022. The increase of $170,624 relates primarily to increased compensation and related personnel, professional and outside consultant costs, partially offset by reduced clinical-related costs.

Sales and marketing

Sales and marketing expenses increased by $241,755 or 183.1%, to $373,795 for the six months ended June 30, 2023 from $132,040 for the six months ended June 30, 2022 largely due to increased compensation and related personnel costs and marketing costs to promote our commercial efforts.

General and administrative

General and administrative expenses increased by $42,481, or 1.6%, to $2,671,774 for the six months ended June 30, 2023 from $2,629,293 for the six months ended June 30, 2022. The increase was largely due to increased professional costs, partially offset by a decrease in facility and other overhead and insurance costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $20,518, or 7.2%, to $266,365 for the six months ended June 30, 2023 from $286,883 for the six months ended June 30, 2022. The decrease is due to a reduction of amortization expense associated with our intangible assets and depreciation expense associated with our fixed assets.

Other income (expense), net

Other income (expense), net increased by $112,289, or 438.9%, to $137,871 for the six months ended June 30, 2023 from $25,582 for the six months ended June 30, 2022 mainly due to an increase in interest income.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through June 30, 2023, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of June 30, 2023, we had $10,705,017 of cash and cash equivalents and an accumulated deficit of $99,974,270.

On July 1, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “Sales Agent”) and filed a related Prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. As of June 30, 2023, 54,120 shares of our common stock have been sold under the Equity Distribution Agreement. In April 2023, the Company suspended its at-the-market facility with the Sales Agent.

On April 18, 2023, we entered into a definitive agreement for the issuance and sale of an aggregate of 3,196,722 of its shares of common stock (or common stock equivalents) at a purchase price of $1.22 per share (or common stock equivalent) in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we also issued and sold unregistered warrants to purchase up to an aggregate of 3,196,722 shares of common stock (“April 2023 Financing”).  The gross proceeds from this offering was $3,899,813. The net proceeds to us from this offering was $3,352,049, after deducting placement agent fees expenses and offering expenses payable by us. We intend to use the net proceeds from this offering for general corporate purposes. The offering closed on April 20, 2023.

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

Our cash and cash equivalents as of June 30, 2023 will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

Cash Flows

Comparison of the Six Months Ended June 30, 2023 and 2022

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(5,388,824)	(5,133,896)
Net cash used in investing activities	(71,849)	(295,058)
Net cash provided by (used in) financing activities	3,203,754	(237,656)
Net change in cash and cash equivalents	$(2,256,919)	(5,666,610)

Operating activities

For the six months ended June 30, 2023, cash used in operating activities was $5,388,824, attributable to a net loss of $5,839,765 and a net change in our net operating assets and liabilities of $132,443, partially offset by non-cash charges of $583,384. Non-cash charges largely consisted of $266,365 in depreciation and amortization, $148,541 in right-of-use amortization, $122,170 in stock-based compensation and $44,538 for loss on disposal of assets. The change in our net operating assets and liabilities was primarily due to changes of $78,276 in accounts receivable, $146,521 in inventory and $181,065 in lease liabilities, which were offset by changes in accounts payable and accrued expenses of $116,235 and $154,065 in other assets.

For the six months ended June 30, 2022, cash used in operating activities was $5,133,896, attributable to a net loss of $5,517,131 and a net change in our net operating assets and liabilities of $182,754, partially offset by non-cash charges of $565,989. Non-cash charges largely consisted of $286,883 in depreciation and amortization, $169,680 in right-of-use amortization, and $106,526 in stock-based compensation.  The change in our net operating assets and liabilities was primarily due to a decrease of $151,916 in accounts payable and accrued expenses, a decrease of $194,235 in lease liabilities, which were offset partially offset by a decrease in other assets of $255,271.

Investing activities

For the six months ended June 30, 2023, cash used in investing activities for the purchase of property and equipment was $71,849.

For the six months ended June 30, 2022, cash used in investing activities for the purchase of property and equipment was $295,058.

Financing activities

For the six months ended June 30, 2023, cash provided by financing activities was $3,203,754, primarily attributable to proceeds from the issuance of common stock and warrants of $3,905,071, partially offset by financing offering costs of $547,764, repayments on notes payable of $141,298 and payments under lease obligations of $12,255.

For the six months ended June 30, 2022, cash used in financing activities was $237,656, attributable to repayments on notes payable of $228,662, payments under lease obligations of $11,240, deferred offering costs of $13,905, partially offset by proceeds from the exercise of a stock option of $16,151.

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

Revenue recognition

Our policy is to recognize revenue when a customer obtains control of the promised goods under Accounting Standards Update (ASU) 2020-05, Revenue from Contracts with Customers (Topic 606), which we adopted effective January 1, 2018. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods, and we have elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. We do not have multiple performance obligations in our customer orders, so revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time.

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of June 30, 2023, we have not had a history of significant returns.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Common Stock

We have received a deficiency letter from Nasdaq relating to our non-compliance with Nasdaq’s continued listing requirements and our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

On June 1, 2023, we received a notice from Nasdaq that we are not in compliance with Nasdaq’s Minimum Bid Price Requirement. We have until November 28, 2023, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this grace period. In the event we do not regain compliance with the Minimum Bid Price Requirement by November 28, 2023, we may be eligible for an additional 180-calendar day compliance period. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. In the event that we receive notice that our common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by Nasdaq to a hearings panel.

We intend to continue to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. Failure to meet applicable Nasdaq Listing Rules could result in a delisting of our common stock, which could materially reduce the liquidity of our common stock and result in a corresponding material reduction in the price of our common stock. In addition, delisting could harm our ability to raise capital through alternative financing sources on terms acceptable to us, or at all, and may result in the inability to advance our programs, potential loss of confidence by investors and employees, and fewer business development opportunities.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit			Incorporated by Reference
File
Number	Description of Document	Schedule/Form	Number	Exhibit	Filing Date

4.1	Pre-Funded Common Stock Purchase Warrant	Form 8-K	001-40492	4.1	April 20, 2023

4.2	Common Stock Purchase Warrant	Form 8-K	001-40492	4.2	April 20, 2023

4.3	Placement Agent Common Stock Purchase Warrant	Form 8-K	001-40492	4.3	April 20, 2023

10.1	Securities Purchase Agreement dated April 18, 2023, between Femasys Inc. and the Purchaser	Form 8-K	001-40492	10.1	April 20, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 10th day of August 2023.

FEMASYS INC.

Dated: August 10, 2023	By:	/s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

	By:	/s/ Dov Elefant
Dov Elefant Chief Financial Officer (principal financial and accounting officer)