Form 10-Q
period 2023-09-30
FEMASYS INC
filed 2023-11-14
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission file number: 001-40492

Femasys Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	11-3713499
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

3950 Johns Creek Court, Suite 100
Suwanee, GA	30024
(Address of principal executive offices)	(Zip Code)

(770) 500-3910
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

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

The Registrant had 21,649,623 shares of common stock, $0.001 par value, outstanding as of November 13, 2023.

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

•
our ability to obtain U.S. Food and Drug Administration (FDA) approval for our permanent birth control system, ability to establish and expand sales of our women-specific medical products and develop and commercialize additional products;

•	our ability to commercialize or obtain regulatory approvals, 510(k) clearance for our product candidates, or the effect of delays in commercializing or obtaining regulatory authorizations;

•	our business model and strategic plans for our products, technologies and business, including our implementation thereof;

•	commercial success and market acceptance of our product candidates;

•	our ability to achieve and maintain adequate levels of coverage or reimbursement for our FemBloc system or any future products we may seek to commercialize;

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

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements

FEMASYS INC.
Balance Sheets
(unaudited)

Assets	September 30, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$8,692,435	12,961,936
Accounts receivable, net	103,556	77,470
Inventory, net	602,668	436,723
Other current assets	826,373	655,362
Total current assets	10,225,032	14,131,491
Property and equipment, at cost:
Leasehold improvements	1,195,637	1,195,637
Office equipment	99,344	99,344
Furniture and fixtures	419,303	419,303
Machinery and equipment	2,645,609	2,572,243
Construction in progress	394,957	413,843
	4,754,850	4,700,370
Less accumulated depreciation	(3,594,300)	(3,217,319)
Net property and equipment	1,160,550	1,483,051
Long-term assets:
Lease right-of-use assets, net	2,530,571	319,557
Intangible assets, net of accumulated amortization	388	3,294
Other long-term assets	936,996	958,177
Total long-term assets	3,467,955	1,281,028

Total assets	$14,853,537	16,895,570

(continued)

FEMASYS INC.
Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	September 30, 2023	December 31, 2022
Current liabilities:
Accounts payable	$851,877	510,758
Accrued expenses	569,442	456,714
Note payable	283,334	141,298
Clinical holdback – current portion	72,075	45,206
Lease liabilities – current portion	410,219	373,833
Total current liabilities	2,186,947	1,527,809
Long-term liabilities:
Clinical holdback – long-term portion	54,019	96,658
Lease liabilities – long-term portion	2,168,969	28,584
Total long-term liabilities	2,222,988	125,242
Total liabilities	4,409,935	1,653,051
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized, 16,110,092 shares issued and 15,992,869 outstanding as of September 30,2023; and 11,986,927 shares issued and 11,869,704 outstanding as of December 31, 2022	16,110	11,987
Treasury stock, 117,223 shares	(60,000)	(60,000)
Warrants	1,581,608	567,972
Additional paid-in-capital	112,877,059	108,857,065
Accumulated deficit	(103,971,175)	(94,134,505)
Total stockholders’ equity	10,443,602	15,242,519

Total liabilities and stockholders’ equity	$14,853,537	16,895,570

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Sales	$244,361	347,456	858,859	971,974
Cost of sales	86,186	131,451	301,775	356,479
Gross margin	158,175	216,005	557,084	615,495
Operating expenses:
Research and development	2,072,830	1,648,160	5,137,441	4,542,147
Sales and marketing	70,883	90,374	444,678	222,414
General and administrative	1,970,408	1,395,063	4,642,182	4,024,356
Depreciation and amortization	125,318	139,597	391,683	426,480
Total operating expenses	4,239,439	3,273,194	10,615,984	9,215,397
Loss from operations	(4,081,264)	(3,057,189)	(10,058,900)	(8,599,902)
Other income (expense):
Interest income	92,392	80,373	232,133	109,572
Interest expense	(8,033)	(6,005)	(9,903)	(9,622)
Other expense	—	(22)	—	(22)
Other income (expense), net	84,359	74,346	222,230	99,928

Net loss	$(3,996,905)	(2,982,843)	(9,836,670)	(8,499,974)

Net loss attributable to common stockholders, basic and diluted	$(3,996,905)	(2,982,843)	(9,836,670)	(8,499,974)

Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	(0.25)	(0.74)	(0.72)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,093,147	11,813,610	13,369,462	11,810,289

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	Equity
THREE MONTHS ENDED SEPTEMBER 30, 2023

Balance at June 30, 2023	15,190,376	$15,190	117,223	$(60,000)	$1,918,103	$110,977,150	$(99,974,270)	$12,876,173

Share-based compensation expense	—	—	—	—	—	504,359	—	504,359
Exercise of common warrants	919,716	920	—	—	(336,495)	1,395,550	—	1,059,975
Net loss	—	—	—	—	—	—	(3,996,905)	(3,996,905)

Balance at September 30, 2023	16,110,092	$16,110	117,223	$(60,000)	$1,581,608	$112,877,059	$(103,971,175)	$10,443,602

NINE MONTHS ENDED SEPTEMBER 30, 2023

Balance at December 31, 2022	11,986,927	$11,987	117,223	$(60,000)	$567,972	$108,857,065	$(94,134,505)	$15,242,519

Issuance of common stock and warrants in connection with April 2023 Financing, net of issuance costs	1,318,000	1,318	—	—	2,526,664	818,014	—	3,345,996
Issuance of common stock in connection with at-the-market offering, net of issuance costs	2,869	3	—	—	—	3,365	—	3,368
Issuance of common stock in connection with ESPP	3,858	3	—	—	—	1,694	—	1,697
Exercise of pre-funded warrants	1,878,722	1,879	—	—	(1,176,533)	1,174,842	—	188
Exercise of common warrants	919,716	920	—	—	(336,495)	1,395,550	—	1,059,975
Share-based compensation expense	—	—	—	—	—	626,529	—	626,529
Net loss	—	—	—	—	—	—	(9,836,670)	(9,836,670)

Balance at September 30, 2023	16,110,092	$16,110	117,223	$(60,000)	$1,581,608	$112,877,059	$(103,971,175)	$10,443,602

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

FEMASYS INC.
Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(9,836,670)	(8,499,974)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	388,777	407,146
Amortization	2,906	19,334
Amortization of right-of-use assets	274,158	249,972
Inventory reserve	4,972	3,800
Loss on disposal of assets	44,538	—
Share-based compensation expense	626,529	158,288
Changes in operating assets and liabilities:
Accounts receivable	(26,086)	(98,872)
Inventory	(170,917)	(138,666)
Other assets	313,154	359,307
Accounts payable	341,119	(49,449)
Accrued expenses	112,728	45,828
Lease liabilites	(304,004)	(290,104)
Other liabilities	(15,770)	(30,696)

Net cash used in operating activities	(8,244,566)	(7,864,086)
Cash flows from investing activities:
Purchases of property and equipment	(99,018)	(313,598)

Net cash used in investing activities	(99,018)	(313,598)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants in April 2023 Financing	3,899,813	—
Equity issuance costs	(547,764)	—
Proceeds from exercise of pre-funded warrants	188	—
Proceeds from exercise of common warrants	1,059,975	—
Proceeds from common stock issued through ESPP and exercised options	1,697	16,151
Net proceeds from issuance of common stock in connection with at-the-market offering	3,373	—
Payments of deferred offering costs	—	(232,845)
Repayment of note payable	(327,006)	(365,926)
Payments under lease obligations	(16,193)	(17,075)

Net cash provided by (used in) financing activities	4,074,083	(599,695)

Net change in cash and cash equivalents	(4,269,501)	(8,777,379)
Cash and cash equivalents:
Beginning of period	12,961,936	24,783,029

End of period	$8,692,435	16,005,650

Supplemental cash flow information
Cash paid for:
Interest	$9,903	9,622
Income taxes	$4,550	5,050
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a lease liability	$2,496,968	—
Property and equipment costs included in accounts payable	$—	23,037
Commissions and deferred offering costs relating to proceeds from issuance of common stock	$6,163	—
Prepaid insurance financed with promissory notes	$283,334	280,577

The accompanying notes are an integral part of these unaudited financial statements.

FEMASYS INC.
Notes to Financial Statements
(unaudited)

(1)	Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the Company or Femasys) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a biomedical company focused on meeting significant unmet needs for women worldwide with a broad portfolio of in-office, accessible solutions, including a lead late-clinical stage product candidate and innovative therapeutic and diagnostic products. The Company currently operates as one segment with an initial focus on servicing the reproductive health needs for those seeking permanent birth control or solutions for infertility issues.

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemBloc® (FemBloc), the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology. In June 2023 the Company received approval of its Investigational Device Exemption (IDE) from the U.S. Food and Drug Administration (FDA) for the pivotal clinical trial of FemBloc. In July 2023 the Company announced the notice of allowance for a new U.S. patent application covering use of FemBloc for female permanent birth control. In August 2023 the Company announced the initiation of enrollment for the pivotal clinical trial of FemBloc. FemaSeed® (FemaSeed), a solution which enables intratubal artificial insemination to provide a lower cost option to in vitro fertilization methods, received approval in April 2021 from the FDA on its IDE and the clinical trial was initiated in July 2021. An updated trial design received approval in October 2022 from the FDA and the trial enrollment is ongoing. In April 2023 the Company received approval to sell FemaSeed in Canada. In September 2023 the Company announced 510(k) clearance from the FDA for FemaSeed for intratubal insemination. FemVue® (FemVue), a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemChec® (FemChec) allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success) and is being studied as part of the FemBloc pivotal trial. FemCath® (FemCath), allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S and Canada. FemCerv® (FemCerv) is an alternative for the diagnosis of cervical cancer by obtaining a comprehensive tissue sample with minimal contamination of the endocervical canal, and is approved for sale in the U.S and Canada. In August 2023 the Company announced it had obtained a Medical Device Establishment License from Health Canada allowing the Company to directly sell its four products, FemaSeed®, FemVue®, FemCath® and FemCerv®, in Canada.

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

Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of $8,692,435. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from the sale of FemVue and FemaSeed to support the Company’s research and development activities, largely in connection with FemBloc. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the nine months ended September 30, 2023, the Company generated a net loss of $9,836,670. The Company expects such losses to increase over the next few years as the Company advances FemBloc through clinical development until FDA approval is received and is available to be marketed in the United States.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
The Company believes that its cash and cash equivalents as of September 30, 2023 and cash received subsequent to quarter end (see Note 13, Subsequent Events) will be sufficient to fund our ongoing operations at least 12 months from the date of filing these financial statements.

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

As of September 30, 2023 and December 31, 2022, money market funds included in cash and cash equivalents on the balance sheets were $7,330,371 and $12,553,557, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

(3)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	September 30,	December 31,
	2023	2022
Materials	$361,569	244,498
Work in progress	51,358	100,453
Finished goods	189,741	91,772
Inventory, net	$602,668	436,723

The FemVue reserve for slow moving, obsolete, or unusable inventories was $3,560 and $2,103 as of September 30, 2023 and December 31, 2022, respectively.

(4)	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2023	2022
Clinical trial costs	$313,029	333,440
Compensation costs	155,192	85,191
Franchise taxes	—	26,886
Director fees	90,000	—
Other	11,221	11,197
Accrued expenses	$569,442	456,714

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(5)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the nine months ended September 30, 2023:

Balance at December 31, 2022	$141,864
Clinical holdback retained	4,529
Clinical holdback paid	(20,299)
Balance at September 30, 2023	$126,094
Less: clinical holdback - current portion	(72,075)
Clinical holdback - long-term portion	$54,019

(6)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. For the three and nine months ended September 30, 2023 and 2022, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of September 30, 2023 or 2022.

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

The following table summarizes our sales, primarily from FemVue, by geographic region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2023	2022	2023	2022
U.S.	$244,361	289,642	800,814	856,115
International	—	57,814	58,045	115,859
Total	$244,361	347,456	858,859	971,974

(7)	Commitments and Contingencies

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2023 and December 31, 2022.

(8)	Notes Payable

AFCO Credit Corporation (AFCO)

In July 2023, the Company executed a promissory note with AFCO to finance certain insurance premiums totaling $469,042, requiring the Company to pay $48,423 in a down payment and make monthly installment payments. The annual interest rate is 8.587% and the monthly installment is $48,423, which represents principal and interest.

As of September 30, 2023 and December 31, 2022, the principal balance on the remaining AFCO promissory notes was $283,334 and $141,298, respectively and is included in Notes payable in the accompanying balance sheets. Interest expense in connection with the AFCO promissory notes was $7,998 and $5,352 for the three months ended September 30, 2023 and 2022, respectively. Interest expense was $9,317 and $7,235 for the nine months ended September 30, 2023 and 2022, respectively.

FEMASYS INC.
Notes to Financial Statements
(unaudited)
(9)	Leases

Operating Lease

In July 2023, the Company executed an extension of its operating lease agreement for facilities in Suwanee, GA, obligating the company to make $3,321,025 in payments for an additional 63 months, through April 2029. The operating lease extension resulted in a corresponding right of use asset and lease liability increase of $2,496,968 in July 2023.

(10)	Stockholders’ Equity

In July 2022, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related Prospectus establishing an “at-the-market” facility, pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. For the nine months ended September 30, 2023, 2,869 shares of common stock were sold under the Equity Distribution Agreement. In April 2023, the Company suspended its at-the-market facility with the Sales Agent, which was subsequently reinstated in October 2023 (see Note 13, Subsequent Events).

In April 2023, the Company sold an aggregate of (i) 1,318,000 shares of common stock and (ii) pre-funded warrants to purchase up to 1,878,722 shares of common stock in a registered direct offering (“pre-funded warrants”) and, in a concurrent private placement, warrants to purchase up to 3,196,722 shares of common stock (“common warrants”). Additionally, common warrants were issued to the placement agent to purchase up to 191,803 shares of common stock as compensation for services (“placement agent warrants”), collectively the (“April 2023 Financing”). The purchase price per share for the common stock, pre-funded warrants was $1.22 and $1.2199, respectively. The gross proceeds from the offering were $3,899,813, less placement agent fees and offering expenses of $547,764. The Company intends to use the net proceeds from the offering for general corporate purposes.

As of September 30, 2023, the Company had 15,992,869 shares of common stock outstanding, and no dividends have been declared or paid.

(11)	Equity Incentive Plans and Warrants

Stock-Based Awards

(a)	Stock Option Plans

Activity under the Company’s stock option plans for the nine months ended September 30, 2023 was as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2022	931,550	$3.97
Granted	5,000	1.18
Forfeited	(50,055)	1.87
Outstanding at March 31, 2023	886,495	$4.07
Granted	153,200	0.75
Forfeited	(20,024)	3.94
Outstanding at June 30, 2023	1,019,671	$3.57
Granted	1,064,800	0.49
Forfeited	(5,200)	1.25
Outstanding at September 30, 2023	2,079,271	$2.00

Vested and exercisable at September 30, 2023	1,217,298	$2.62

FEMASYS INC.
Notes to Financial Statements
(unaudited)
Options granted under our 2021 Stock Option Plan for the nine months ended September 30, 2023 to employees and nonemployees were 1,150,000 and 73,000, respectively and the weighted average exercise prices were $0.52 and $0.64, respectively. The weighted-average fair values of the options granted to employees and nonemployees were $0.42 and $0.51, respectively and were estimated using the following Black-Scholes assumptions:

	Employee	Nonemployee
Expected term (in years)	5.60	5.49
Risk‑free interest rate	4.06%	3.96%
Dividend yield	—%	—%
Expected volatility	105.14%	106.58%

No options were exercised for the nine months ended September 30, 2023 under our stock option plans.

As of September 30, 2023, the total number of shares of common stock reserved for future awards under the 2021 Stock Option Plan was 652,314.

(b)	Inducement Grants

For the nine months ended September 30, 2023, no inducement awards were granted. As of September 30, 2023, 150,000 shares were outstanding with a weighted average exercise price of $2.42, and 25,000 shares were vested and exercisable with a weighted average exercise price of $2.97.

(c)	Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying statement of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$79,561	10,820	131,812	73,395
Sales and marketing	623	1,515	(1,319)	3,857
General and administrative	424,175	39,427	496,036	81,036
Total share-based compensation expense	$504,359	51,762	626,529	158,288

As September 30, 2023, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $864,904, which includes $155,222 of compensation expense to be recognized upon achieving certain performance conditions. For service-based awards, the $709,682 of unrecognized expense is expected to be recognized over a weighted average period of 3.0 years.

(d)	Employee Stock Purchase Plan (ESPP)

For the nine months ended September 30, 2023, 3,858 shares of common stock were issued under the Company’s ESPP Plan. As of September 30, 2023, the total number of shares of common stock reserved for future awards under the ESPP Plan was 394,704.

(e)	April 2023 Financing

On  April 20, 2023, the Company entered into a securities purchase agreement pursuant to which the Company sold (i) 1,318,000 shares of common stock (see Note 10, Stockholders’ Equity), (ii) pre-funded warrants to purchase 1,878,722 shares of common stock, (iii) common warrants to purchase 3,196,722 shares of common stock. Additionally, common warrants to purchase 191,803 shares of common stock were issued to the placement agent compensation for services performed.

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

FEMASYS INC.
Notes to Financial Statements
(unaudited)
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

In June 2023, all pre-funded warrants were exercised for shares of common stock. In September 2023, 796,722 common warrants and 122,994 placement agent warrants were exercised for cash proceeds of $1,059,975. As of September 30, 2023 2,400,000 common warrants and 68,809 placement agent warrants remain outstanding.

(12)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss attributable to common stockholders, basic & diluted	$(3,996,905)	(2,982,843)	(9,836,670)	(8,499,974)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,093,147	11,813,610	13,369,462	11,810,289
Net loss per share attributable to common stockholders, basic and diluted	$(0.26)	(0.25)	(0.74)	(0.72)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Options to purchase common stock	2,229,271	1,071,573	2,229,271	1,071,573
Warrants to purchase common stock, in connection with April 2023 financing	2,468,809	—	2,468,809	—
Warrants to purchase common stock	233,460	233,460	233,460	233,460
Total potential shares	4,931,540	1,305,033	4,931,540	1,305,033

(13)	Subsequent Events

In October 2023, 2,400,000 common warrants were exercised for cash proceeds of $2,628,000.

In October 2023, the Company reinstated the at-the-market agreement and authorized the Sales Agent to sell up to $16.7 million shares at current market prices until all shares are sold. In October 2023, the Company sold 3,256,754 shares under this facility, resulting in gross cash proceeds of $7,661,587.

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

Overview

We are a biomedical company focused on meeting significant unmet needs for women worldwide with a broad portfolio of in-office, accessible solutions, including a lead late-clinical stage product candidate and innovative therapeutic and diagnostic products. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 150 patents globally, in- house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop and commercialize products. Our suite of products and product candidates address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm. With an initial focus in the area of reproductive health, our lead product candidate offers a solution for permanent birth control (FemBloc) and infertility treatment with our FemaSeed product for intratubal artificial insemination, which received FDA 510(k) clearance in September 2023.

Corporate Update

On April 18, 2023, we announced that Health Canada, the Public Health Agency of Canada, has granted product approval of FemaSeed, the first-ever infertility solution designed to deliver sperm directly to where contraception occurs. FemaSeed is Femasys’ intratubal artificial insemination option that is designed to be less invasive and more affordable than assisted reproduction, such as in vitro fertilization (IVF) or intracytoplasmic sperm injection (ICSI).

On May 3, 2023, we announced that Health Canada, the Public Health Agency of Canada, has granted product approval of FemCerv, the first endocervical tissue sampler (curette) designed to collect and contain a comprehensive sample to maximize quality and quantity in a relatively pain-free manner.  FemCerv is designed to improve the existing standard of care to diagnose the presence of cancerous cells in a woman’s cervix.

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

On July 27, 2023, we announced a notice of allowance for a new U.S. patent application covering use of FemBloc for female permanent birth control.

On August 3, 2023, we announced initiation of enrollment in pivotal trial of our permanent birth control candidate FemBloc and we expect that the resulting patent, when issued, will have an anticipated expiration in 2039 at the earliest.

On August 31, 2023, we announced that we obtained a Medical Device Establishment License from Health Canada that allows us to directly sell our four products, FemaSeed®, FemVue®, FemCath® and FemCerv®, in Canada.

On September 25, 2023, we announced FDA 510(k) clearance of our intratubal artificial insemination product FemaSeed.

On October 11, 2023, we regained compliance with Nasdaq’s minimum bid price requirement, after having received a notice on June 1, 2023 from Nasdaq that we were not in compliance with such requirement. We are now in compliance with all applicable Nasdaq listing standards.

Clinical Update

FemaSeed – Our Intratubal Artificial Insemination Solution. In April 2021 we received an IDE approval from FDA that allowed us to initiate a pivotal trial for the FemaSeed device. The first subject was enrolled in July 2021. In October 2022, we announced an updated study design for the pivotal trial, which now focuses on couples experiencing male factor infertility. This update reflects a revised strategy to address this underserved population experiencing infertility with a goal of facilitating accelerated enrollment. Completion of enrollment is expected in the fourth quarter of 2023 followed by a planned submission of the results from the trial for publication. In September 2023 the Company announced 510(k) clearance from the FDA for FemaSeed intratubal insemination with no restrictions in patient population.

FemBloc – Our Permanent Birth Control Solution. In June 2023 we received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial. In August 2023 we announced the initiation of enrollment in the FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial designed to evaluate the safety and efficacy of FemBloc. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market.

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

The following table shows our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change	% Change
Sales	$244,361	347,456	(103,095)	-29.7%
Cost of sales	86,186	131,451	(45,265)	-34.4%
Gross margin	158,175	216,005	(57,830)	-26.8%
Operating expenses:
Research and development	2,072,830	1,648,160	424,670	25.8%
Sales and marketing	70,883	90,374	(19,491)	-21.6%
General and administrative	1,970,408	1,395,063	575,345	41.2%
Depreciation and amortization	125,318	139,597	(14,279)	-10.2%
Total operating expenses	4,239,439	3,273,194	966,245	29.5%
Loss from operations	(4,081,264)	(3,057,189)	(1,024,075)	33.5%
Other income (expense):
Interest income	92,392	80,373	12,019	15.0%
Interest expense	(8,033)	(6,005)	(2,028)	33.8%
Other expense	—	(22)	22	-100.0%
Other income (expense), net	84,359	74,346	10,013	13.5%
Net loss	$(3,996,905)	(2,982,843)	(1,014,062)	34.0%

Sales

Sales decreased by $103,095, or 29.7%, to $244,361 for the three months ended September 30, 2023 from $347,456 for the three months ended September 30, 2022. The decrease is attributable to reduced international and U.S. sales of $45,281 and $57,814, respectively for the comparable periods. U.S. units sold decreased by 18.4% for the comparable periods.

Cost of sales and gross margin percentage

Cost of sales decreased by $45,265 or 34.4%, to $86,186 for the three months ended September 30, 2023 from $131,451 for the three months ended September 30, 2022. The decrease is primarily attributed to reduced sales and certain manufacturing efficiencies. Gross margin percentage improved to 64.7% for the three months ended September 30, 2023 as compared to 62.2% for the three months ended September 30, 2022.

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended September 30,
	2023	2022
Compensation and related personnel costs	$918,617	771,979
Clinical-related costs	534,789	628,046
Material and development costs	455,347	145,692
Professional and outside consultant costs	133,476	87,012
Other costs	30,601	15,431
Total research and development expenses	$2,072,830	1,648,160

R&D expenses increased by $424,670 or 25.8%, to $2,072,830 for the three months ended September 30, 2023 from $1,648,160 for the three months ended September 30, 2022. The increase relates primarily to increased material and development costs, compensation costs and professional and outside consultant costs, partially offset by reduced clinical-related costs.

Sales and marketing

Sales and marketing expenses decreased by $19,491 or 21.6%, to $70,883 for the three months ended September 30, 2023 from $90,374 for the three months ended September 30, 2022. The decrease is largely due to reduced compensation costs for the comparable periods.

General and administrative

General and administrative expenses increased by $575,345, or 41.2%, to $1,970,408 for the three months ended September 30, 2023 from $1,395,063 for the three months ended September 30, 2022. The increase was largely due to increased compensation and professional costs, partially offset by decreased facility and overhead costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $14,279, or 10.2%, to $125,318 for the three months ended September 30, 2023 from $139,597 for the three months ended September 30, 2022. The decrease is due to a reduction of amortization expense associated with our intangible assets and depreciation expense associated with our fixed assets.

Other income (expense), net

Other income (expense), net increased by $10,013, or 13.5%, to $84,359 for the three months ended September 30, 2023 from $74,346 for the three months ended September 30, 2022, primarily due to an increase in interest income.

Results of Operations

Comparison of the Nine months ended September 30, 2023 and 2022

The following table shows our results of operations for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change	% Change
Sales	$858,859	971,974	(113,115)	-11.6%
Cost of sales	301,775	356,479	(54,704)	-15.3%
Gross margin	557,084	615,495	(58,411)	-9.5%
Operating expenses:
Research and development	5,137,441	4,542,147	595,294	13.1%
Sales and marketing	444,678	222,414	222,264	99.9%
General and administrative	4,642,182	4,024,356	617,826	15.4%
Depreciation and amortization	391,683	426,480	(34,797)	-8.2%
Total operating expenses	10,615,984	9,215,397	1,400,587	15.2%
Loss from operations	(10,058,900)	(8,599,902)	(1,458,998)	17.0%
Other income (expense):
Interest income	232,133	109,572	122,561	111.9%
Interest expense	(9,903)	(9,622)	(281)	2.9%
Other expense	—	(22)	22	-100.0%
Other income (expense), net	222,230	99,928	122,302	122.4%
Net loss	$(9,836,670)	(8,499,974)	(1,336,696)	15.7%

Sales

Sales decreased by $113,115, or 11.6%, to $858,859 for the nine months ended September 30, 2023 from $971,974 for the nine months ended September 30, 2022. The decrease is attributable to reduced international and U.S. sales of $57,814 and $55,301, respectively for the comparable periods. U.S. units sold decreased by 8.6% for the comparable periods.

Cost of sales and gross margin percentage

Cost of sales decreased by $54,704, or 15.3%, to $301,775 for the nine months ended September 30, 2023 from $356,479 for the nine months ended September 30, 2022. The decrease is primarily attributed to reduced sales and certain manufacturing efficiencies. Gross margin percentage improved to 64.9% for the nine months ended September 30, 2023 as compared to 63.3% for the nine months ended September 30, 2022.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Nine Months Ended September 30,
	2023	2022
Compensation and related personnel costs	$2,659,411	2,327,063
Clinical-related costs	1,262,727	1,449,074
Material and development costs	827,603	452,669
Professional and outside consultant costs	345,938	272,368
Other costs	41,762	40,973
Total research and development expenses	$5,137,441	4,542,147

R&D expenses increased by $595,294 or 13.1%, to $5,137,441 for the nine months ended September 30, 2023 from $4,542,147 for the nine months ended September 30, 2022. The increase relates primarily to increased material and development costs, compensation costs and professional and outside consultant costs, partially offset by reduced clinical-related costs.

Sales and marketing

Sales and marketing expenses increased by $222,264 or 99.9%, to $444,678 for the nine months ended September 30, 2023 from $222,414 for the nine months ended September 30, 2022 largely due to increased compensation and related personnel costs and marketing costs to promote our commercial efforts.

General and administrative

General and administrative expenses increased by $617,826, or 15.4%, to $4,642,182 for the nine months ended September 30, 2023 from $4,024,356 for the nine months ended September 30, 2022. The increase was largely due to increased compensation and professional costs, partially offset by decreased facility and other overhead costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $34,797, or 8.2%, to $391,683 for the nine months ended September 30, 2023 from $426,480 for the nine months ended September 30, 2022. The decrease is due to a reduction of amortization expense associated with our intangible assets and depreciation expense associated with our fixed assets.

Other income (expense), net

Other income (expense), net increased by $122,302 or 122.4%, to $222,230 for the nine months ended September 30, 2023 from $99,928 for the nine months ended September 30, 2022 primarily due to an increase in interest income.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through September 30, 2023, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of September 30, 2023, we had $8,692,435 of cash and cash equivalents and an accumulated deficit of $103,971,175.

On July 1, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “Sales Agent”) and filed a related Prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $8,800,000 from time to time through the Sales Agent pursuant to the Prospectus. As of September 30, 2023, 54,120 shares of our common stock have been sold under the Equity Distribution Agreement. In April 2023, the Company suspended its at-the-market facility with the Sales Agent. The at-the-market facility was subsequently reinstated in October 2023, and the Sales Agent was authorized to sell up to $16.7 million shares at current market prices until all shares are sold. In October 2023, we sold 3,256,754 shares under the facility, resulting in gross cash proceeds of $7,661,587.

On April 18, 2023, we entered into a definitive agreement for the issuance and sale of an aggregate of 3,196,722 of its shares of common stock (or common stock equivalents) at a purchase price of $1.22 per share (or common stock equivalent) in a registered direct offering priced at-the-market under Nasdaq rules. In a concurrent private placement, we also issued and sold unregistered warrants to purchase up to an aggregate of 3,196,722 shares of common stock (“April 2023 Financing”). The gross proceeds from this offering was $3,899,813, which closed on April 20, 2023. The net proceeds to us from this offering was $3,352,049, after deducting placement agent fees expenses and offering expenses payable by us. We intend to use the net proceeds from this offering for general corporate purposes. In September 2023, 796,722 common warrants and 122,994 placement agent warrants were exercised for cash proceeds of $1,059,975. In October 2023, 2,400,000 common warrants were exercised for cash proceeds of $2,628,000.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents, along with the net proceeds from our recent financings and warrant exercises are expected to be sufficient to fund our ongoing operations at least 12 months from the date of filing these financial statements. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate.

Our cash and cash equivalents as of September 30, 2023 and cash received subsequent to quarter end will be sufficient to fund our lead product candidate through Part A of the pivotal trial, however, we anticipate needing to raise additional capital to complete the clinical development for our lead product candidate through regulatory approval, development and commercialization of our other product candidates. We can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our lead product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

Cash Flows

Comparison of the Nine months ended September 30, 2023 and 2022

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(8,244,566)	(7,864,086)
Net cash used in investing activities	(99,018)	(313,598)
Net cash provided by (used in) financing activities	4,074,083	(599,695)
Net change in cash and cash equivalents	$(4,269,501)	(8,777,379)

Operating activities

For the nine months ended September 30, 2023, cash used in operating activities was $8,244,566, attributable to a net loss of $9,836,670, partially offset by non-cash charges of $1,341,880 and a net change in our net operating assets and liabilities of $250,224. Non-cash charges largely consisted of $391,683 in depreciation and amortization, $274,158 in right-of-use amortization, $626,529 in stock-based compensation and $44,538 for loss on disposal of assets. The change in our net operating assets and liabilities was primarily due to a decrease in other assets of $313,154 and an increase in accounts payable and accrued expenses of $453,847, which were offset partially by increases in accounts receivable of $26,086, inventory of $170,917 and a decrease in lease and other liabilities of $319,774.

For the nine months ended September 30, 2022, cash used in operating activities was $7,864,086, attributable to a net loss of $8,499,974 and a net change in our net operating assets and liabilities of $202,652, partially offset by non-cash charges of $838,540. Non-cash charges largely consisted of $426,480 in depreciation and amortization, $249,972 in right-of-use amortization and $158,288 in stock-based compensation.  The change in our net operating assets and liabilities was primarily due to an increase in accounts receivable and inventory of $98,872 and $138,666, respectively and a decrease of $324,421 in lease liabilities, accounts payable and accrued expenses and other liabilities, which were offset partially by a decrease in other assets of $359,307.

Investing activities

For the nine months ended September 30, 2023, cash used in investing activities for the purchase of property and equipment was $99,018.

For the nine months ended September 30, 2022, cash used in investing activities for the purchase of property and equipment was $313,598.

Financing activities

For the nine months ended September 30, 2023, cash provided by financing activities was $4,074,083, primarily attributable to proceeds from the issuance of common stock and warrants of $4,965,046, partially offset by financing offering costs of $547,764, repayments on notes payable of $327,006 and payments under lease obligations of $16,193.

For the nine months ended September 30, 2022, cash used in financing activities was $599,695, attributable to repayments on notes payable of $365,926, payments under lease obligations of $17,075 and deferred offering costs payments of $232,845, partially offset by proceeds from the exercise of a stock option of $16,151.

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

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of September 30, 2023, we have not had a history of significant returns.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the period covered by this Quarterly Report, none of the Company’s directors or executive officers have adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6.	Exhibits

Incorporated by Reference
Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 22, 2021

3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.2	June 22, 2021

3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.1	March 30, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 14th day of November 2023.

FEMASYS INC.

Dated: November 14, 2023	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

Dated: November 14, 2023	By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer