Form 10-K
period 2023-12-31
FEMASYS INC
filed 2024-03-28
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2023 was $6,826,165.

As of March 27, 2024, there were 22,099,347 shares of the registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Registrant’s 2024 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

FEMASYS INC.
FORM 10-K

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

• our ability to develop and advance our current product candidate and programs into, and successfully initiate and complete, clinical trials;

• the ability of our clinical trials to demonstrate safety and effectiveness of our product candidate and other positive results;

• our ability to enroll subjects in the clinical trial for our product candidate in order to advance the development thereof on a timely basis;

• our ability to successfully initiate and grow the commercial launch of FemaSeed®;

• our ability to obtain additional financing to fund the clinical development and commercialization of our product candidate and products and fund our operations;

• estimates regarding the total addressable market for our products and product candidate;

• competitive companies and technologies in our industry;

• our ability to obtain U.S. Food and Drug Administration (FDA) approval for our permanent birth control system, ability to expand sales of our women-specific medical products and develop and commercialize additional products;

• our ability to obtain regulatory approvals for and commercialize our product candidate, or the effect of delays in obtaining regulatory authorizations and commercialize;

• our business model and strategic plans for our products, product candidate, technologies and business, including our implementation thereof;

• commercial success and market acceptance of our products and product candidate;

• our ability to achieve and maintain adequate levels of coverage or reimbursement for FemaSeed, FemBloc® or any future product candidates, and our products we seek to commercialize;

• our ability to manufacture our products and product candidate in compliance with applicable laws, regulations and requirements and to oversee third-party suppliers, service providers and vendors in the performance of any contracted activities in accordance with applicable laws, regulations and requirements;

• our ability to accurately forecast customer demand for our products and product candidates, and manage our inventory;

• our ability to build, manage and maintain our direct sales and marketing organization, and to market and sell our artificial insemination product, permanent birth control system, and women-specific medical product solutions in markets in and outside of the United States;

• our ability to hire and retain our senior management and other highly qualified personnel;

• FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;

• the impact of political, judicial, legislative or regulatory policies on our products and product candidates;

• the timing or likelihood of regulatory filings and approvals or clearances;

• our ability to establish and maintain intellectual property protection for our products and product candidates and our ability to avoid claims of infringement;

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
• The FDA may not allow us to continue the ongoing pivotal trial for FemBloc Premarket approval (PMA) due to safety concerns.
• Our current product candidates are in various stages of development.
• We are substantially dependent on the FDA’s permission to market our FemBloc system.
• The clinical development process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes.

• Interim, “topline,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more data become available.
• Our products may fail to gain increased market acceptance.
• Our FemaSeed artificial insemination solution may fail to gain market acceptance.
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
• The training required for physicians to use our artificial insemination solution and permanent birth control solution could reduce the market acceptance of our products.
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
• We rely on a limited number of third-party suppliers for components for our products and product candidates.
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
• We may not receive the necessary regulatory approvals, classifications, or clearances to grow our business.
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

Business Overview

We are a leading biomedical company focused on addressing significant unmet needs of women worldwide with a broad portfolio of in-office, accessible, and innovative therapeutic and diagnostic solutions, including a lead revolutionary product candidate and FDA-cleared products. Our mission is to provide women with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics focused on servicing the reproductive health needs for those seeking solutions for infertility issues (FemaSeed® and FemVue®) or permanent birth control (FemBloc®). We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with 180 patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop and commercialize products. Our suite of products and product candidates addresses what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

FemaSeed – Our Artificial Insemination Solution. Our FDA-cleared artificial insemination solution features single intratubal sperm delivery directed to the selected fallopian tube, the natural site of conception, offering significant advantages over existing assisted reproductive approaches, including significant cost savings and reduction of safety risks. Our first-line therapeutic infertility solution, FemaSeed, combines with a diagnostic companion product, our FDA-cleared and marketed FemVue device, which, creates saline and air contrast to safely assess the fallopian tubes for patency prior to treatment with FemaSeed. FemVue can be used with our FDA-cleared and marketed FemCath® device, which allows for selective evaluation of the fallopian tube. At least one open fallopian tube is necessary for successful fertilization, and we believe FemVue offers significant advantages over other existing approaches, including being able to provide ultrasound evaluation of a woman’s fallopian tubes as part of an existing diagnostic infertility assessment. In April 2021 we received an IDE approval from the FDA that allowed us to initiate a pivotal trial for the FemaSeed device. The first subject was enrolled in July 2021. In October 2022, we announced an updated study design for the pivotal trial to focus on couples experiencing male factor infertility, an underserved patient segment. In April 2023 we received approval to sell FemaSeed in Canada. In September 2023 we announced 510(k) clearance from the FDA for FemaSeed for intratubal insemination. The clinical trial was still ongoing at the time of receiving U.S. regulatory clearance from FDA, however, the study was concluded with enrollment completed in November 2023. Topline results of the clinical trial were announced in March 2024. The trial demonstrated that 24% of women became pregnant after FemaSeed with severe male factor (1 million to 20 million total motile sperm count (TMSC)). In contrast, a 6.7% pregnancy rate by cycle was described in the literature for intrauterine insemination (IUI) with male factor (greater than 1 million TMSC). Although permitted to have multiple FemaSeed attempts, the majority of women who became pregnant did so after the first FemaSeed procedure.  The majority of adverse events were reported as mild (n=127 subjects, 216 cycles). No new safety concerns were observed through the seven-week follow-up. All adverse events were consistent with those known for IUI. The approved labeling includes women or couples wishing to become pregnant by way of intratubal insemination. We began the first phase of commercial launch in March 2024 with the announcement of the first commercial use of FemaSeed.

FemVue, a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemChec® allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success) and is being studied as part of the FemBloc pivotal trial. FemCath, allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S and Canada. FemCerv® is an alternative for the diagnosis of cervical cancer by obtaining a comprehensive tissue sample with minimal contamination of the endocervical canal, and is approved for sale in the U.S and Canada. In August 2023 the Company announced it had obtained a Medical Device Establishment License from Health Canada allowing the Company to directly sell its four products, FemaSeed, FemVue, FemCath and FemCerv, in Canada. In October 2023, the Company announced it had completed the European Union Medical Device Regulation (MDR) final audit, the last step in obtaining an MDR certificate and CE marking, demonstrating Femasys’ compliance with the highest required regulatory standards.

FemBloc – Our Permanent Birth Control Solution. Our permanent birth control solution in late-stage clinical development includes our proprietary FemBloc system, which features dual intrauterine directional delivery targeting both fallopian tubes simultaneously with a degradable biopolymer followed by an ultrasound confirmation test to confirm procedure success. If approved, we expect FemBloc to be the first and only non-surgical permanent birth control option, using a minimally invasive delivery system that locally instills a degradable biopolymer, which is designed to cause the fallopian tubes to close using the patient’s own tissue in-growth, resulting in permanent birth control (sterilization) for the patient without a permanent implant. FemBloc has the potential to offer significant advantages over the only existing option, surgical tubal ligation, or “having her tubes tied”, including a significant cost savings at likely half the overall cost. FemBloc is a procedure that can be completed in a physician’s office, with no anesthesia, no incisions or cannulation, no specialty skill set or capital equipment and minimal pain and recovery time, and no residual implant remaining in the patient’s body after the tissue in-growth develops. We believe there are also significant advantages over other temporary or reversible methods that women may be using in lieu of the surgical tubal ligation option, as FemBloc does not use hormones or leave a long-term implant behind. Our permanent birth control solution combines FemBloc with an ultrasound in-office diagnostic test, which uses saline and air contrast to permit the same physician to evaluate the fallopian tubes in-office to confirm the success of FemBloc approximately three months after the final FemBloc procedure, rather than requiring the patient to visit another provider for a radiology-based exam, exposing the patient unnecessarily to radiation and the use of x-ray dye.

We have studied FemBloc in three prior clinical trials (a pilot safety study, a pivotal trial, and a validation study) pursuant to an FDA approved investigational device exemption (IDE) for each study with evaluation of safety in a total of 228 subjects. Subjects are being followed for five years for safety, and for the initial 49 subject pilot study, five years of follow-up have been completed. There have been no serious safety events reported to date in any of the subjects and over 90% of the events reported that were classified as related to the device, procedure or both, were on the day of the FemBloc procedure or within seven days after the procedure. The reported events were anticipated and the majority of these events were bleeding or spotting and/or pain or cramps and over 75% were classified by the physician as mild. Physicians observed that their subjects found the procedure to be highly tolerable, with subject self-reported pain scores similar to placement of IUDs. Almost every case (96%) was assessed by the physician to be extremely satisfied or very satisfied with the procedure and 96% found it easier than tubal ligation surgery. At the ultrasound confirmation test conducted three months following the FemBloc procedure, there was no evidence of remaining biopolymer detected in subjects, which may indicate that the biopolymer completely degraded and likely exited the subject with possible menstruation. Subjects found the FemBloc procedure and confirmation test to be highly tolerable, with pain or discomfort scores similar to placement of other intrauterine devices, such as IUDs. The mean score for FemBloc procedure was 4.6 and for the confirmation test was 3.3, on visual analog scale (VAS) from 0-10 where 10 is the highest measure of pain/ discomfort.

During the conduct of the first two clinical studies, unintended pregnancies occurred in subjects who were told to rely on FemBloc (six pregnancies for the pilot study and three pregnancies for the pivotal trial). These pregnancies were due to misinterpretation of the ultrasound test using the FemChec device, as reviewed and confirmed by an independent clinical events committee. The FDA viewed these unintended pregnancies as a safety concern and, as a result, in February 2019 we paused the pivotal clinical trial for FemBloc (although subjects are still followed for safety through 5 years). Subsequently, the agency recommended conducting a small clinical study in a new cohort of subjects to evaluate the adequacy of certain proposed mitigations and validate the ultrasound confirmation test. The study enrollment concluded in September 2022, in which 45 subjects at five U.S. sites received two confirmation tests (ultrasound and traditional radiology). Subjects were informed to rely on FemBloc only if both tests and two independent central readers confirmed procedure success. There have been no pregnancies in subjects accurately told to rely on FemBloc. In June 2023 we received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial. In August 2023 we announced the initiation of enrollment in the FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market.

Additional Women’s Health Solutions. We have also developed a novel technology platform for tissue sampling intended to be marketed alongside our other women-specific medical products in the physician’s office setting. Our FDA-cleared and Health Canada approved FemCerv product is a biopsy device for endocervical curettage that can be used to sample cervical cells and tissue circumferentially with sample containment within the device to minimize contamination. We sponsored a post-market study of FemCerv where subjects found the procedure to be relatively pain-free and the sample obtained was complete for analysis, which we believe may aid in reliable diagnosis. Our FemCerv product was introduced through a limited release to the United States market in September 2022. Our FemEMB product candidate in development is designed to obtain a comprehensive and uncontaminated sample of the endometrial cells and tissue in an office procedure. We believe there is a market opportunity for use of FemEMB in continuous monitoring by multiple sampling procedures that may be employed by physicians during and after treatments for cancers, abnormal bleeding, or other uterine treatments, such as prior to an endometrial ablation.

The following table summarizes our current products and product candidate pipeline:

Our Team

We are a woman-founded, woman-led biomedical company, with a team of experienced biotechnology and medical device developers. Our founder and Chief Executive Officer, Kathy Lee-Sepsick has over 25 years of entrepreneur and executive experience in the medical device field with over 100 patents globally. Dov Elefant, our Chief Financial Officer, has over 25 years of experience leading public and private biotech companies throughout various stages. Dr. James Liu, MD, our Chief Medical Officer, has over 40 years of practicing as a reproductive endocrinologist and expertise in medical affairs and clinical strategy development. Daniel Currie, our Chief Operating Officer, has over 30 years of operational experience in the medical device industry, including assignments at early stage and large, established companies. Richard Spector, our Chief Commercial Officer, has over 25 years of successful leadership and executive responsibility in commercializing medical devices, including for women’s health. Christine Thomas, our Senior Vice President, Regulatory & Clinical Affairs, has over 20 years of successful leadership including global regulatory strategy development and clinical operations for established medical device companies. Our experienced leadership team with concentrated development expertise has an unwavering commitment to advancing women’s health. We have raised over $125 million since inception from both institutional and strategic investors, including Medtronic and executives from leading life science companies and our initial public offering, or IPO, in June 2021.

Our Intellectual Property and Production Capabilities

We have designed and developed the proprietary methods utilized in our women’s health solutions so that they are protected by patents, know-how, and trade secrets. Each product and product candidate in our portfolio is covered by both design and utility patents in the U.S. and significant ex-U.S. markets. As of December 31, 2023, we owned 48 issued U.S. patents and 132 issued foreign patents, 14 pending U.S. patent applications and 25 pending foreign patent applications. These issued patents, and any patents granted from such applications, are expected to expire between 2024 and 2046, without taking potential patent term extensions or adjustments into account.

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

Address unmet clinical needs in multiple large markets for women. Our initial focus is on critical areas of unmet need in reproductive health, which is a growing challenge for women that is not optimally addressed with existing therapies. Two ends of the spectrum (infertility with artificial insemination and permanent birth control) represent large, growing total addressable market opportunities. Patients who wish to control their risk of pregnancy are often utilizing temporary or reversible options or are choosing the only permanent option that bears surgical risk and expense. We believe our FemBloc system has the potential to offer the first non-surgical, non-implant option performed exclusively in the office without the use of anesthesia, which would potentially allow a doctor to perform multiple procedures in the same room. We estimate that the U.S. market for the FemBloc system may be over $20 billion with an immediate addressable market of over $2 billion annually. We consider those electing surgery for permanent birth control annually to be our immediately addressable market. Patients who are struggling to become pregnant are often referred to highly specialized physicians for treatment with age-old technology. We believe our FemaSeed product has the potential to offer a first-line approach with local delivery of sperm directly to the fallopian tube where conception occurs. We estimate the U.S. market for FemaSeed and FemVue, a companion diagnostic product, may be over $2 billion with the immediate addressable market of over $800 million.

Execute on our clinical program to achieve FDA approval to advance our FemBloc system for use together with our companion diagnostic device for ultrasound confirmation as the preferred option for permanent birth control for women. We have studied FemBloc in three earlier clinical trials each pursuant to an FDA-approved IDE evaluating safety in 228 subjects in total and these subjects are continuing to be followed for safety. We submitted results from a small IDE study (stage II validation study), which concluded enrollment in September 2022 to support IDE approval for a pivotal trial that we expect to serve as the clinical support for a future PMA approval for FemBloc. In June 2023 we received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial. In August 2023 we announced the initiation of enrollment in the FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market.

Execute on our commercial strategy to market our FemaSeed product for use together with our companion diagnostic, FemVue saline-air device, as the first-line option for artificial insemination. In April 2023 we received approval to sell FemaSeed in Canada. In September 2023 we announced 510(k) clearance from the FDA for FemaSeed for intratubal insemination.  We concluded the clinical trial that had been ongoing when we received 510(k) clearance from the FDA, with enrollment completed in November 2023. In March 2024, topline data was announced, which strongly supports the on-going first phase of U.S. commercial launch, currently in progress. We began the first phase of commercial launch in March 2024 with the announcement of the first commercial use of FemaSeed.

Continuously innovate to introduce additional product offerings for women. We intend to continue to invest in research and development activities focused on additional women-specific medical products and improvements and enhancements to our FemBloc system and other existing products. We are continuing to develop FemEMB, a product candidate in development for endometrial sampling in support of uterine cancer detection testing. We have designed and developed proprietary methods utilized in our women’s health solutions and have protected these internally conceived advancements by patents, know-how, and trade secrets. Our team has demonstrated the ability to achieve marketing authorizations and clearances in the U.S., Europe, Canada, and Japan and to manufacture in accordance with FDA and other international governing bodies. Availability of the additional product offerings will expand our suite of solutions for reproductive health and women’s health in general over time with the goal of addressing aspects of care that have had negligible advancement over decades to create improved patient care and improved physician treatment options.

Penetrate the addressable markets by promoting patient and practice awareness. It is estimated in the U.S. alone over 10 million women (https://www.cdc.gov/nchs/nsfg/key_statistics/i-keystat.htm) are infertile and approximately 40-50% of all infertility is attributed to male factor (Kumar et al, 2015) likely due to the over 50% decline in male sperm count worldwide (Levine et al, 2023). Only a little over half of women proceed with some form of intervention and only a very small proportion undergo more advanced technologies. We believe the major factor that influences this light penetration of the market is the cost and burden of the existing technologies despite the familiarity of intrauterine insemination (IUI) and in-vitro fertilization (IVF) as options. We intend to increase physician awareness through engagement and continued publication of scientific data in peer reviewed journals. Secondary, we intend to engage women and couples suffering from infertility or who wish to undergo insemination for pregnancy through direct patient outreach. It is estimated in the U.S. alone, approximately 800,000 women elect surgical tubal ligation (Frattarelli et al, 2007) and 500,000 men elect vasectomy (Ostrowski, et al, 2018) annually for permanent birth control. There are another 12 million women who utilize a non-permanent birth control option, many of whom we believe may prefer a permanent option if it were non-surgical. We believe the major factor that influences this light penetration of the market is the limitations of the existing technology despite the likely familiarity of tubal ligation as an option. Like our infertility portfolio, we plan to increase physician awareness prior to direct patient outreach.

Build a commercialization infrastructure with a specialized direct sales and marketing team. From the outset, we spent significant time understanding the unmet needs of patients and physicians through patient and physician surveys and early engagement of physicians and key opinion leaders to properly position our solutions. We are in the process of establishing our commercial infrastructure following the clearance of our FemaSeed product. Our already commercially available FemVue device will be marketed along with the FemaSeed product to the same target physician, the reproductive endocrinologist. We intend to focus the significant majority of our sales and marketing efforts in North America since we believe that initially nearly 90% of the potential annual global FemaSeed/FemVue sales would be generated in this market. Our priority is to target existing FemVue customers followed by reproductive endocrinologists in high volume areas. Our plan is to hire a specialty sales force for our infertility products and increase the sales force as necessary for the FemBloc system, where the target physician is the gynecologist. Our already commercially available FemCerv device will be marketed along with the FemBloc product to the same target physician, the gynecologist. In addition, we plan to continue to expand our in-house manufacturing capabilities as we scale to meet the demand and introduce new products while evaluating potential suppliers to assess the viability of outsourcing portions of our manufacturing and assembly processes to ensure significant growth, profitability and operating leverage.

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

The Current Market Landscape

For permanent birth control, tubal ligation, an invasive surgical procedure requiring implants, incisions, hospitalization and general anesthesia, has been offered for decades, so risks are known. It is performed either immediately after cesarean delivery or via laparoscopic procedures, which has notable disadvantages and risk of complications. The most significant morbidity arising from tubal ligation is associated with the use of electrical energy and inadvertent thermal damage to the bowel. Introduction of surgical instruments into the abdominal cavity carries substantial risk of injury to intra-abdominal organs and blood vessels, with approximately 1% of all procedures resulting in unintended further major surgery. In addition, anesthesia risk, bleeding, bowel damage, and long recovery times are inherent complication risks of tubal ligation. Temporary and reversible contraceptive methods, such as birth control and intrauterine devices (IUDs), are being used by women long-term as a compromise by women who are unwilling to undergo a surgical sterilization procedure because of the surgical risk, not wanting an incision, or to be exposed to risk of anesthesia. Some may be contraindicated for surgical sterilization because of obesity or medical conditions. Long-term use of hormonal birth control and IUDs have drawbacks as well. Hormonal birth control is associated with health risks, such as an increased risk of breast cancer and blood clots, and device-based birth control can result in uterine perforation and increased risks of pelvic inflammatory disease and ectopic pregnancy. Previously available non-surgical methods utilizing permanent implants for closing the fallopian tubes have been removed from the market due to safety or intellectual property infringement issues, and thus the only currently available permanent birth control option is surgical tubal ligation.

For artificial insemination, traditional intrauterine insemination (IUI) is an undirected procedure delivering sperm into the uterine cavity that has been offered for decades. IUI continues to be offered as a first-line treatment option in spite of its low success rate due to its low cost and ease, with a short learning curve and minimal equipment requirements. Although current IUI devices address the unfavorable environment sperm would encounter in the vagina and cervix by placing sperm into the uterine cavity, the biology of sperm transport is complex and of the millions of sperm inseminated in the uterus, almost all fail to reach the fallopian tubes. In contrast to the unfavorable environment of the uterus, the fallopian tubes act as a reservoir for traveling sperm and is the location of conception. Sperm count is declining at an accelerated pace globally of greater than 50% with an increasing proportion of men having sperm counts below any given threshold for sub-fertility or infertility. This substantial and persistent decline is now recognized as a significant public health concern. (Levine et al, 2023). IVF or intracytoplasmic sperm injection (ICSI) is a highly effective first line treatment with a reported pregnancy rate of approximately 25% for male factor infertility, it is associated with significant cost and clinical risks (Ravitsky et al, 2019). Many infertile women and couples are unwilling to undergo treatment mostly due to financial reasons. In vitro fertilization (IVF) is extremely expensive, costing as much as $15,000 to $30,000 per IVF cycle according to Forbes Health, 2021 (with cycle effectiveness usually only around 25%), and often not covered by insurance. IVF/ ICSI is also physically and emotionally demanding for the patient, with increased risk of multiple pregnancies, ectopic pregnancy and miscarriage. There are over ten million women in the United States known to be infertile and only 200,000 IVF cycles completed per year, indicating that IVF is not a realistic solution available to most women or couples. Our FemaSeed product, now approved, establishes a new category within artificial insemination: a localized, directional delivery of sperm directly into the fallopian tube (intratubal insemination), precisely where conception occurs. We believe this in-office, cost-effective solution can become a first-line treatment for infertility, specifically when male factor is involved, increasing access to infertility treatment for women and their partners.

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

Approximately 800,000 women undergo tubal ligation each year in the United States alone (Frattarelli et al, 2007), with an average cost of approximately $6,000 per procedure (Planned Parenthood, 2019). However, there are over an estimated 12 million women who remain on a non-permanent birth control option long-term (National Center for Health Statistics, 2015), which we believe is due to there being only a surgical permanent option available to women. In addition, 500,000 men undergo a vasectomy procedure every year (Ostrowski et al, 2018). While the 1.3 million women and their partners annually who want to permanently prevent pregnancy represent our initial near-term market opportunity, we believe these numbers do not reflect the true demand for permanent birth control, as many do not want to submit to invasive surgical procedures such as vasectomies and tubal ligations. The market for female permanent birth control is large and growing, and we believe the market opportunity in the U.S. alone could expand to exceed $20 billion with a safe and effective in-office option as women shift from temporary or reversible contraceptive alternatives to more permanent solutions.

The overall decline in birth rates in the United States and globally has resulted in aging populations that present serious challenges for the world economy and economic stability. In the United States alone, it is estimated by the Centers for Disease Control and Prevention that over ten million women desire pregnancy but are unable to achieve pregnancy (National Survey of Family Growth, 2019). Only a little over half of these women proceed with some form of intervention, and only a very small proportion undergo more advanced assisted reproductive technologies such as IVF. Approximately 40-50% of infertility cases are due to a male factor (Kumar et al, 2015), which may be the result of the greater than 50% decline worldwide in male sperm count (Levine et al, 2023). Although IUI, an artificial insemination option, is the oldest technique in reproductive medicine and a well-accepted first-line treatment method for couples with unexplained infertility, mild male factor infertility, sexual dysfunction, and cervical factor infertility, its success rates remain relatively low. However, for couples with low total motile sperm count, treatment with highly effective IVF/ ICSI is advised given the comparatively reduced success rates for IUI. Alternative methods to IUI have not been advanced to meet the continuous demand for safe and effective first-line alternatives that are considerably less costly and less invasive than more advanced assisted reproductive options. The market for assisted reproduction is large and growing, and we believe the market in the United States alone could exceed $2 billion with a safe and effective novel first-line approach as women move to seek care for the treatment of infertility.

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

We have studied FemBloc in three earlier clinical studies each pursuant to an FDA-approved IDE to evaluate safety in 228 subjects in total. The first clinical study consisted of 49 subjects enrolled at five U.S. study sites, the second clinical trial consisted of 134 subjects enrolled at 14 U.S. study sites, and the third consisted of 45 subjects enrolled at five U.S. study sites. As part of the second clinical trial, we sponsored subjects in a control arm for surgical tubal ligation of 105 subjects for future comparison of safety events only. Subjects are being followed for five years for safety, with the first subjects enrolled have completed five-year follow-up. As shown in the figure below, other than the unintended pregnancies discussed below, the majority (91%) of safety events reported to date occurred on the day of treatment or within seven days of the procedure and 75% of the adverse events (AE) were classified as mild. Of the 350 adverse events reported as related to the device, procedure or both, the most common adverse events reported in the 228 subjects were vaginal bleeding (40.0%), pelvic pain (34.5%), uterine cramps (13.5%) and spotting (13.1%). There were no serious adverse events (SAE) reported for FemBloc.

Majority Adverse Events Were Mild and Occurred at Time of Procedure

We have observed that the patients found the procedures in earlier studies to be highly tolerable, with pain scores similar to placement of other intrauterine devices, such as IUDs. The mean pain and discomfort score using a visual analog scale (VAS) from 0-10 was 4.6 (SD 2.85) as reported by the patient for the FemBloc treatment procedure. In our clinical trials, we have used ultrasound confirmation with the FemChec device three months after FemBloc treatment and have observed that no remaining biopolymer was detected in patients, which suggests that the biopolymer completely degraded and likely exited the patient with possible menstruation. The mean pain and discomfort score was 3.4 (SD 2.80) as reported by the patient for the ultrasound confirmation. There have been no serious safety events reported to date. We recorded data on the patients for safety and additional performance measures at time of FemBloc procedure, seven days post procedure, three months post procedure for confirmation test, three months post confirmation test, and annually through five years. Enrollment ended in February 2019.

During the conduct of these two clinical studies, unintended pregnancies occurred in patients who were told to rely on FemBloc (six pregnancies for the pilot study and three pregnancies for the pivotal trial). These pregnancies were due to misinterpretation of the ultrasound confirmation test, as verified by an independent clinical events committee. In February 2019 we paused the ongoing pivotal clinical trial for FemBloc (although subjects are still followed for safety through 5 years). The FDA recommended that we conduct a small IDE clinical study in a new cohort of patients to evaluate the adequacy of improvements that were made to the procedures, products and training to mitigate the risk of unintended pregnancies, while validating the ultrasound confirmation test. The design for the small IDE trial (stage II validation study) included performance of two confirmation tests (ultrasound and radiology) and subjects were informed to rely on FemBloc only if both tests confirm procedure success. There were no pregnancies in patients who were told to rely on FemBloc in this study. In June 2023 we received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial. In August 2023 we announced the initiation of enrollment in the FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market.

Our Artificial Insemination Solution.

510(k) Clearance for FemaSeed Intratubal Insemination Device

FemaSeed Intratubal Insemination, a single intrauterine directional delivery product for sperm, is authorized for marketing in the United States with FDA 510(k) clearance received in September 2023 and Canada with Health Canada approval in April 2023. We have studied FemaSeed pursuant to an FDA-approved IDE received in April 2021 to evaluate safety and efficacy in the LOCAL [Prospective Multi-Center LOCALized Directional Insemination Trial for Artificial Insemination] pivotal trial. In October 2022, we announced an updated study design for the pivotal trial, which focused on couples experiencing male factor infertility. The clinical trial was still ongoing at the time of receiving U.S. regulatory clearance from FDA, however, the study was concluded with enrollment completed in November 2023. Topline results of the clinical trial were announced in March 2024.  The trial demonstrated that 24% of women became pregnant after FemaSeed with severe male factor (1 million to 20 million total motile sperm count (TMSC)). In contrast, a 6.7% pregnancy rate by cycle was described in the literature for intrauterine insemination (IUI) with male factor (greater than 1 million TMSC). Although permitted to have multiple FemaSeed attempts, the majority of women who became pregnant did so after the first FemaSeed procedure.  The majority of adverse events were reported as mild (n=127 subjects, 216 cycles). No new safety concerns were observed through the seven-week follow-up. All adverse events were consistent with those known for IUI.
We began the first phase of commercial launch in March 2024 with the announcement of the first commercial use of FemaSeed.

510(k) Clearance for Different Intrauterine Directional Delivery Device

FemCath Cornual Balloon Catheter, a single intrauterine directional delivery product, like FemaSeed, but for a different indication, is authorized for marketing in North America. A post-market study in 23 subjects (45 tubes) was conducted with the product and FemVue Saline-Air device to assess selective tubal infusion with the observation of saline-air contrast. 89% had contrast observed entering the proximal portion of the fallopian tube combined with sustained flow or exit into the peritoneal cavity. This is the same intended location of delivery for the FemaSeed product. There were no serious adverse events reported. We began limited market release of the FemCath product in December 2022.

Post-Market Information

FemVue Saline - Air device, a contrast-generating product, is authorized for marketing in the United States, Canada and Japan. There have been multiple publications and abstracts presented with clinical evidence in support of FemVue, a diagnostic companion product to our artificial insemination solution. It has been concluded that tubal patency assessment with FemVue is comparable to fluoroscopic hysterosalpingogram (HSG) and it appears to be a convenient and well-tolerable method that may be performed alongside conventional ultrasound and uterine cavity assessment as part of an infertility evaluation. Other publications have stated that FemVue is an accurate test for diagnosing tubal occlusion and performs similarly to a fluoroscopic HSG and it could potentially replace fluoroscopic HSG. FemVue has been commercialized with no commercial team in the U.S. and Japan.

Our Endocervical Tissue Sampler.

Post-Market Information

FemCerv, a biopsy device for cervical cancer, is authorized for marketing in North America. We sponsored a post-market study for FemCerv in 112 patients undergoing further evaluation of an abnormal cervical tissue result. It was observed that FemCerv provided samples were reported as adequate when evaluated histologically in 94% of the patients. Physicians reported that 95% of the patients experienced mild or no discomfort during the FemCerv procedure and 92% of the physicians reported the FemCerv device as easy to insert. There were no adverse events reported. We began limited market release in the U.S. in September 2022.

Manufacturing

We have developed and implemented the infrastructure required to manufacture and distribute finished medical devices, including a robust medical device quality management system which meets the requirements of the FDA Quality System Regulation, and is certified to Medical Device Single Audit Program (MDSAP) and International Organization for Standardization (ISO) 13485:2016. We currently manufacture or assemble all products and product candidates and source components from contract suppliers. We believe that we currently have sufficient capacity to meet clinical program demands, product supply and launch requirements for the FemaSeed product and believe that we will be able to scale up our capacity relatively quickly with modest capital investment. We believe our manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future until potential approval by the FDA for the FemBloc system. While we plan to continue manufacturing our product and product candidates, if approved or granted marketing authorization, we will consider outsourcing arrangements for certain sub-assemblies as needed as we scale our commercial production.

We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA and the ISO and quality standards supported by internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits. We are required to maintain ISO 13485 certification for medical devices sold in the European Economic Area (EEA) which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. We have completed the European Union Medical Device Regulation (MDR) final audit, the last step in obtaining an MDR certificate and CE marking, demonstrating Femasys’ compliance with the highest required regulatory standards.

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

Competition

The markets in which we compete are highly competitive and in limited areas are characterized by rapid and significant technological change. To compete successfully, we need to continue to demonstrate the advantages of our products and product candidates compared to both well-established and new alternative procedures, products and technologies, and convince physicians and other healthcare decision makers of the advantages of our products and technologies.

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

With respect to our artificial insemination solution, we expect to compete with IUI, IVF/ ICSI and fertility-enhancing pharmaceuticals currently in the market and those in clinical and preclinical development. While there is one direct competitor in our segment of the product category of artificial insemination, only our product achieves localized directional delivery for intratubal insemination, there are alternatives, such as IUI and IVF/ ICSI. Leading companies that produce IUI devices include Cook Medical LLC, a subsidiary of Cook Group, Inc., Cooper Surgical, Inc., MedGyn Products, Inc. and Rocket Medical LLC.

With respect to our tissue sampling product, there are other procedures used in women’s health to evaluate the cervical canal, such as the Pap test, HPV test and colposcopy, which are well established and pervasive. Companies such as Dysis Medical and Guided Therapeutics are also developing cervical tissue sampling product candidates.

Many of our competitors have access to greater resources required to develop and market a competitive product than we do. In addition, new competition and products may arise due to consolidation within the industry and other companies may develop products that could compete with our products or product candidates, and there may be product candidates in early stages of development of which we are not aware.

Sales & Marketing

FemaSeed – Our Artificial Intratubal Insemination Solution.

With the 510(k) clearance from the FDA and regulatory approval from Health Canada for FemaSeed, we are in the process of recruiting, hiring and training a direct sales force for commercialization. We will seek to recruit representatives with strong sales backgrounds and experience in medical device sales, and with possible existing relationships with reproductive endocrinologists and gynecologists. We intend to focus the significant majority of our sales and marketing efforts in North America and continue to utilize distribution partners for international markets. While we have received regulatory clearance and marketing authorization in United States, Europe, Canada, and Japan for the FemVue device, our main commercial priority is North America where we expect to begin to commercialize and market our FemaSeed product and generate revenue from product sales.
Through a specialized and dedicated direct sales organization, we plan to target the approximately 1,700 reproductive endocrinologists at 450 practices who are trained and have experience performing infertility procedures. Specifically, we intend to initially target the approximately 50 practices that are currently customers purchasing the FemVue device. Over 50% of the practices representing approximately 60% of the assisted reproduction cycles performed are located in 8 states, which will be prioritized.

We plan to engage in awareness raising activities, highlighting the benefits of our FemaSeed product in jurisdictions where we are approved to market. We also intend to promote broader awareness of the FemaSeed product as a first-line therapeutic option for infertility and those seeking artificial intratubal insemination for pregnancy among patients and physicians.

FemBloc – Our Permanent Birth Control Solution.

We ultimately plan to use our gynecologist-focused sales force for FemBloc, if approved, to introduce those doctors to FemaSeed and broaden our sales force reach for our infertility treatment beyond our initial focus on reproductive endocrinologists. If approved, we expect to recruit, hire and train additional sales representatives for our direct sales force in the United States for FemBloc. We will seek to recruit representatives with strong sales backgrounds and experience in medical device sales, and preferably with relationships with gynecologists. We intend to focus the significant majority of our sales and marketing efforts in the United States and continue to utilize distribution partners for international markets. Through our specialized and dedicated direct sales organization, we plan to target the approximately 40,000 gynecologists who are trained and have experience performing gynecologic procedures and offering family planning. Over 60% of the practices representing over 60% of reproductive-aged women are located in 13 states, which will be prioritized.

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

Reimbursement

In the United States, we expect to derive nearly all of our revenue initially from the sale of our infertility product portfolio, including the FemaSeed and FemVue products to fertility practices, which typically bill the patient directly or for those that have insurance coverage, various third-party payors, including private insurance companies, health maintenance organizations and other healthcare-related organizations. For those that file with insurance, we expect that any portion of the costs and fees associated with our FemaSeed product that are not covered by these third-party payors, such as deductibles or copayments, will be billed directly to the patient by the provider. Third-party payors require physicians and hospitals to identify the product and service for which they are seeking reimbursement by using Current Procedural Terminology (CPT) codes, which are created and maintained by the American Medical Association, or AMA. As intrauterine insemination has been widely used in patients for decades in the United States, reimbursement codes and payments are well-established and the procedure may be covered by private health insurance plans. Established reimbursement codes are available for the diagnosis of the fallopian tubes and the procedure may be covered by private health insurance plans. Outside the United States, reimbursement levels vary significantly by country and by region, particularly based on whether the country or region at issue maintains a single-payor system; patient direct pay is also an option. Annual healthcare budgets generally determine the number of intrauterine insemination treatments that will be paid for by the payor in these single-payor system countries and regions. Reimbursement is obtained from a variety of sources, including government-sponsored and private health insurance plans, and combinations of both.

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

We expect to seek two category I codes for the procedures and according to AMA, the CPT requirements for Category I include documenting clinical efficacy in up to five peer-reviewed publications with a minimum of one with U.S. patient populations and two with different patient populations. Physician reimbursement under Medicare is generally based on a defined fee schedule, or the Physician Fee Schedule, through which payment amounts are determined by the relative value of the service rendered by the physician. Medicare generally provides reimbursement to hospitals and ambulatory surgical centers for SNM therapy under the hospital outpatient prospective payment system and the Ambulatory Surgical Center Payment System, respectively, which reimburse to the hospital or ambulatory surgical center, as applicable, a bundled amount generally intended to cover all facility costs related to procedures performed in the outpatient setting. Ambulatory Payment Classification (APC) for payment on Medical Outpatient Prospective Payment System (OPPS) are used extensively by commercial payers and the FemBloc procedure is expected to map APC level 4 gynecologic procedures with a payment of $2,498 (tubal ligation). Reimbursement rates will vary based on several factors, including but not limited to the payor, geographic location, the procedure performed, contract terms, the facility in which the procedure is performed and other factors.

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

As of December 31, 2023, we owned 48 issued U.S. patents and 132 issued foreign patents, 14 pending U.S. patent applications and 25 pending foreign patent applications. These issued patents, and any patents granted from such applications, are expected to expire between 2024 and 2046, without taking potential patent term extensions or adjustments into account. We believe that the patents expiring in 2024 are not material to our business.

In the United States, our FemBloc patent portfolio includes two patent families. They include granted utility and design patents providing protection until at least 2025 and 2030, including any eligible patent term adjustments and extensions. The utility patent family includes a pending patent application, which if granted, could result in a patent expiring in 2025, plus any eligible patent term adjustments and extensions. Our FemVue patent portfolio includes five patent families. The five patent families include granted utility and design patents providing protection until at least 2026 and 2028, with one Chinese design patent expiring in 2024. The two utility patent families include pending patent applications, which if granted, could result in patents expiring in 2028, plus any eligible patent term adjustments and extensions. Our FemChec patent portfolio includes five patent families. The five patent families include granted utility and design patents providing protection until at least 2026, 2028, 2029 2032, and 2046. The utility patent family includes a pending patent application, which if granted, could result in a patent expiring in 2028, plus any eligible patent term adjustments and extensions. Our FemaSeed patent portfolio includes three patent families. Two patent families include granted utility and design patents providing protection until at least 2025 and 2044. The third (utility) patent family includes a pending patent application, which if granted, could result in a patent expiring in at least 2042. Our FemCerv patent portfolio includes two patent families. The two patent families include granted utility and design patents providing protection until at least 2027, 2032, and 2033. The utility patent family includes a pending patent application, which if granted, could result in a patent expiring in 2033. Our FemEMB patent portfolio includes one patent family. The one patent family includes granted utility patents providing protection until at least 2033. The utility patent family includes a pending patent application, which if granted, could result in a patent expiring in 2033. Our biopolymer patent portfolio includes one patent family. The one patent family includes granted utility and design patents providing protection until at least 2038, and a pending utility patent application, which if granted, could result in a patent expiring in 2038. Our controlled delivery device patent portfolio includes one patent family. The patent family includes granted utility and design patents providing protection until at least expiring in 2035 and 2042. The utility patent family includes a pending patent application, which if granted, could result in a patent expiring in 2040.Our syringe lock patent portfolio includes two patent families. The patent families include granted design patents providing protection until at least 2038 and 2044, and pending design applications, that is granted, could result in patents expiring in 2038 and later. Our Varilock patent portfolio includes two patent families, including pending utility and design patent applications that if granted, could result in patents expiring in 2035 and later. Our FemCath patent portfolio includes one patent family, including a design patent that expires in 2026, plus any eligible patent term adjustments and extensions. There can be no assurance that the pending patent application will be granted. Our material international patents and patent applications include granted design and utility patents, as applicable, with similar overview detail as with the US patent application, including in Canada, China, Hong Kong, European Union, India, Japan, South Korea and Brazil.

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

FDA’s Pre-market Review Requirements

Each medical device we seek to commercially distribute in the United States will require either a prior 510(k) clearance, unless it is exempt, a granted request for de novo classification, or a pre-market approval from the FDA. Medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurance of product safety and effectiveness. Class I devices are deemed to be low risk and are subject to the general controls of the FDCA, such as provisions that relate to: adulteration; misbranding; registration and listing; notification, including repair, replacement, or refund; records and reports; and good manufacturing practices. Most Class I devices are classified as exempt from pre-market notification under section 510(k) of the FDCA, and therefore may be commercially distributed without obtaining 510(k) clearance from the FDA. Class II devices are subject to both general controls and special controls, which include performance standards, post market surveillance, patient registries and guidance documents. For most Class II devices, the manufacturer must submit to the FDA a pre-market notification requesting permission to commercially distribute the device. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III. A Class III device cannot be marketed in the United States unless the FDA approves the device after submission of a PMA. However, there are some Class III pre-amendment devices for which the FDA has not yet called for a PMA. These devices require a PMA only after the FDA publishes a regulation calling for PMA submissions. Prior to the PMA effective date, the manufacturer must submit a 510(k) pre-market notification and obtain clearance in order to commercially distribute these devices. The FDA can also impose sales, marketing or other restrictions on devices in order to assure that they are used in a safe and effective manner.

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

There are three types of 510(k)s: traditional; special; and abbreviated. Special 510(k)s are for devices that are modified by the manufacturer legally authorized to market the device, and where performance data are unnecessary, or if performance data are necessary, well-established methods are available to evaluate the change, and the performance data necessary to support substantially equivalent (SE) can be reviewed in a summary or risk analysis format. Abbreviated 510(k)s are for devices that conform to a recognized standard. The special and abbreviated 510(k)s are intended to streamline review, and the FDA intends to process special 510(k)s within 30 days of receipt. The FDA also recently established the Safety and Performance Based Pathway that is an expansion of the concept of the abbreviated 510(k) pathway for certain, well understood device types, and provides the option to use FDA-identified performance criteria to demonstrate that a device is as safe and effective as a predicate device.

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

The FDA has issued several guidance documents addressing the de novo classification process and the contents of de novo classification requests, but the FDA has not yet issued regulations governing the de novo classification process. On December 7, 2018, the FDA published a proposed rule to establish regulations for the de novo classification process. The proposed regulations, if finalized, are intended to provide structure, clarity and transparency on the de novo classification process, including requirements related to the format and content of de novo requests, as well as processes and criteria for accepting, granting, declining and withdrawing de novo requests.

Under the Food and Drug Administration Safety and Innovation Act (FDASIA), the FDA is required to issue an order classifying the device within 120 days following receipt of the de novo request, but in practice the time for FDA review of de novo classification requests is significantly longer. Under the Food and Drug Administration Reauthorization Act (FDARA), Congress implemented user fees for de novo classification requests and the FDA committed to performance goals for their review. If the manufacturer seeks de novo classification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may decline the de novo classification request if it identifies a legally marketed predicate device, or determines that general controls or general and special controls are insufficient to provide reasonable assurance of safety and effectiveness of the device, or that the probable benefits of the device do not outweigh the probable risks. Devices that are classified into class I or class II in response to a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions.

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

Within 45 days after submission of a PMA application, the FDA will determine whether the application is sufficiently complete to permit a substantive review and thus whether the FDA will file the application for review. The FDA has a performance goal of issuing a decision on original PMAs that do not require input from an advisory committee within 180 FDA Days, which excludes days during which an agency request for additional information is pending with the applicant. The total time for FDA review of an application generally occurs over a significantly longer period of time and can take a year, or even longer. During this review period, the FDA may request additional information or clarification of the information already provided. Also, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. Although the FDA is not bound by the advisory panel decision and may or may not accept the panel’s recommendations, the panel’s recommendations are important to the FDA’s overall decision making process. In addition, the FDA may conduct a preapproval inspection of the manufacturing facility to ensure compliance with the Quality System Regulation, or QSR. The agency also may inspect one or more clinical sites to assure compliance with the FDA’s regulations.

The FDA allows applicants to submit discrete sections (modules) of the PMA to the FDA for review soon after completing the testing and analysis. The FDA intends the modular review approach to provide a mechanism by which applicants may submit preclinical data and manufacturing information for review while still collecting, compiling, and analyzing the clinical data. Therefore, a modular PMA is a compilation of sections or “modules” submitted at different times that together become a complete application. Additionally, the modular approach allows the applicant to potentially resolve any deficiencies noted by the FDA earlier in the review process than would occur with a traditional PMA application.

During the PMA review, the FDA assesses whether the data and information in the PMA constitute valid scientific evidence to support a determination that there is a reasonable assurance that the device is safe and effective for its intended use(s) based on the proposed labeling. Upon completion of the PMA review, the FDA may: (i) approve the PMA which authorizes commercial marketing with specific prescribing information for one or more indications, and which can be more limited than those originally sought; (ii) issue an approvable letter which indicates the FDA’s belief that the PMA is approvable and states what additional information the FDA requires, or the post-approval commitments that must be agreed to prior to approval; (iii) issue a not approvable letter which outlines steps required for approval, but which are typically more onerous than those in an approvable letter, and may require additional clinical trials that are often expensive and time consuming and can delay approval for months or even years; or (iv) deny the application. If the FDA issues an approvable or not approvable letter, the applicant has 180 days to respond, after which the FDA’s review clock is reset. If the FDA issues a PMA approval, the approval may contain post approval conditions intended to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution, and collection of long-term follow-up data from patients in the clinical trial that supported a PMA or requirements to conduct additional clinical trials post-approval.

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

Federal Physician Payments Sunshine Act

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually with certain exceptions to CMS information related to payments or other transfers of value made to a physician or teaching hospital, or to a third party at the request of a physician or teaching hospital, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also are required to report information regarding payments and transfers of value provided to physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.

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

Employees and Human Capital Resources

As of December 31, 2023, we employed 32 full-time employees and two part-time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

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

Facilities

We produce all of our products and product candidates in-house at our facility in Suwanee, Georgia which, together with our research and development, controlled environment room and office space, currently totals approximately 41,000 square feet. We believe that our Georgia facility meets our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains annual, quarterly and current reports, proxy statements and other information that issuers (including us) file electronically with the SEC. The SEC’s website is www.sec.gov.

Our website is www.femasys.com. We make available, free of charge, through our website: our annual reports on Form 10-K; quarterly reports on Form 10-Q; current reports on Form 8-K; Forms 3, 4 and 5 filed on behalf of directors and executive officers; and any amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available, through our website, our Corporate Governance Guidelines, the charters of the Audit Committee, Nominating and Corporate Governance Committee and the Compensation Committee of our board of directors, our Code of Business Conduct and Ethics and other information and materials. The information on our website is not incorporated by reference into this Form 10-K.

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

We have incurred net losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2023 and December 31, 2022, we had net losses of $14,247,124 and $11,394,170, respectively. As of December 31, 2023, we had an accumulated deficit of $108,381,629. Based on our current operating plan, our current cash and cash equivalents and revenue are expected to be sufficient to fund our ongoing operations into the second half of 2025. Our estimate as to how long we expect our existing cash and cash equivalents and revenue to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

To date, we have financed our operations primarily through our initial public offering, private placements of our common and convertible preferred stock, sales of common stock under an at-the market-agreement and convertible notes and warrants. We have devoted substantially all of our resources to development activities related to our FemBloc system and FemaSeed product, including research and development and clinical and regulatory initiatives.

We expect that our operating expenses will continue to increase as we continue to build our infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. In addition, failure of our FemBloc solution to be approved to market, or to significantly penetrate existing or new markets with our products would negatively affect our business, financial condition, and results of operations.

We need substantial additional funding and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.

Based on our current operating plan, our current cash, cash equivalents and revenue are expected to be sufficient to fund our ongoing operations into the second half of 2025. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•	The initiation, scope, rate of enrollment, progress, success, and cost of our current or future clinical trials;
•	The cost of our research and development activities;
•	The acceptance of our clinical trial data by the FDA or foreign regulatory authorities;
•	Patient, physician and market acceptance of our intrauterine artificial insemination product and permanent birth control system women-specific medical product solutions;
•	The cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;
•	The cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;
•	The cost and timing of additional regulatory clearances, de novo grants or approvals;
•	The cost and timing of establishing additional sales and marketing capabilities;
•	Costs associated with any product recall that may occur;
•	The effect of competing technological and market developments;
•	The extent to which we acquire or invest in products, technologies and businesses, although we currently have no commitments or agreements relating to any of these types of transactions; and
•	The costs of operating as a public company.

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

Furthermore, we cannot be certain that additional funding will be available on acceptable terms, if at all. If we do not have, or are not able to obtain, sufficient funds, we may have to delay development or commercialization of our products or license to third-parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. We also may have to reduce commercialization efforts, customer support or other resources devoted to our products or cease operations. Any of these factors could harm our business, financial condition, and results of operations.

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

Other factors that may cause fluctuations in our quarterly and annual results include:

•	Patient and physician adoption of our FemBloc system, if approved to market;
•	Patient and physician adoption of our FemaSeed product;
•	Changes in coverage policies by third-party payors that affect the reimbursement of procedures using our products;
•	Unanticipated pricing pressure;
•	The hiring, retention and continued productivity of sales representatives;
•	Our ability to expand the geographic reach of our sales and marketing efforts;

•	Our ability to obtain regulatory clearance or approval for any products in development or for our current products for additional indications or in additional countries outside the United States;
•	Results of clinical research and trials on our existing products and products in development;
•	Delays in receipt of anticipated purchase orders;
•	Delays in, or failure of, component and raw material deliveries by our suppliers; and
•	Positive or negative coverage in the media or clinical publications of our products or products of our competitors or our industry.

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

In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change,” generally defined as a more than 50 percentage points increase in ownership by value in its equity ownership by certain shareholders over their lowest ownership percentage within a rolling three-year period, is subject to limitations on its ability to utilize its pre-change net operating losses, or NOLs, and its research and development credit carryforwards to offset future taxable income. Certain substantial changes in our ownership between February 2004 to date will more likely than not limit our ability to utilize the amount of our existing NOLs and research and development credit carryforwards, and if we undergo any further ownership change, our ability to utilize NOLs and research and development credit carryforwards could be further limited by Sections 382 and 383 of the Code. In addition, our ability to deduct net interest expense may be limited if we have insufficient taxable income for the year during which the interest is incurred, and any carryovers of such disallowed interest would be subject to the limitation rules similar to those applicable to NOLs and other attributes. Future changes in our stock ownership, some of which might be beyond our control, could result in an ownership change under Section 382 of the Code. For these reasons, in the event we experience a change of control, we may not be able to utilize a material portion of the NOLs, research and development credit carryforwards or disallowed interest expense carryovers, even if we attain profitability.

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

Our current product candidates are in various stages of development. Our product candidates may fail in development or suffer delays that adversely affect their commercial viability. If we fail to obtain or maintain FDA approval to market and sell our FemBloc our business will be materially harmed.

The process of seeking regulatory approval, the grant of a de novo classification, or 510(k) clearance to market a medical device is expensive and time consuming. There can be no assurance that approval, de novo classification, or 510(k) clearance will be granted. If we are not successful in obtaining timely approval of our FemBloc system, we may never be able to generate significant revenue and may be forced to cease operations. The FDA approval process requires an applicant to demonstrate the safety and effectiveness based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The de novo classification process requires an applicant to demonstrate that general controls, or general and special controls, are sufficient to provide reasonable assurance of safety and effectiveness and that the probable benefits of the device outweigh the probable risks. The de novo request is supported by performance data, which may include clinical data. The FDA can delay, limit or deny approval of a device for many reasons, including:

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

Obtaining approval, clearance or granted de novo classification from the FDA or any foreign regulatory authority could result in unexpected and significant costs for us and consume management’s time and other resources. The FDA could ask us to supplement our submissions, collect additional non-clinical data, conduct additional clinical trials, prepare additional manufacturing data or information or engage in other time-consuming actions, or it could simply deny our applications. In addition, if approved or granted approval to market, we will be required to obtain additional FDA approvals or clearances prior to making certain modification to our devices, and the FDA may revoke the approval or clearance or impose other restrictions if post-market data demonstrates safety issues or lack of effectiveness. If we are unable to obtain and maintain the necessary regulatory approvals and clearances to market our products, our financial condition may be adversely affected, and our ability to grow domestically and internationally would likely be limited. Additionally, even if approved, FemBloc may not be approved for the indications that are necessary or desirable for successful commercialization or profitability.

As we evolve from a company that is primarily involved in clinical development to a company that is also involved in commercialization, we may encounter difficulties in expanding our operations successfully.

With the FDA clearance of FemaSeed, we will need to expand our development, regulatory, manufacturing, and marketing and sales capabilities and may need to further contract with third parties to provide these capabilities, such as collaborators, distributors, marketers and additional suppliers. We currently have limited experience as a company in or infrastructure for sales, marketing and distribution, and our operations have historically been limited primarily to clinical development activities.

We intend to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize FemaSeed. This will be expensive and time-consuming. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely affect the commercialization of FemaSeed and other products and product candidates.

Maintaining third-party relationships for these purposes will impose significant added responsibilities on members of our management and other personnel. We must be able to effectively manage our development efforts, recruit and train sales and marketing personnel, effectively manage our participation in the clinical studies in which our product candidate and any future product candidates are involved and improve our managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

We are significantly dependent on the FDA’s permission to market our FemBloc system, as well as market acceptance in the United States for it, and our failure to receive FDA authorization to market the FemBloc system or the failure of it to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted a significant amount of our efforts to the development of our intrauterine delivery technology that is the basis for our FemBloc system. We have not yet received authorization from the FDA to market and sell the FemBloc system in the United States. However, we will incur costs, including costs to build our sales force for commercialization of our other products, in anticipation of FDA authorization to market this system. Since the target service providers for our FDA-cleared FemaSeed product is different than what we anticipate for our FemBloc system, the sales force we are currently building for our FemaSeed product will not be able to be used for the FemBloc system, and we will need to maintain and support multiple commercialization efforts simultaneously if we are able to market both products, if we obtain authorization for FemBloc.  If we are unable to obtain authorization from the FDA to market and sell this system in the United States and then to achieve significant market acceptance in the United States, our results of operations will be adversely affected as the United States is expected to be the principal market for this product. Further, because we have incurred costs prospectively in advance of FDA authorization, we would be unable to recoup these costs if the product candidate is not authorized for marketing by the FDA. We have other commercial products, but their revenue is currently minimal, thus, if we are unsuccessful in commercializing the FemBloc system or are unable to market the FemBloc system as a result of a quality problem, failure to maintain or obtain regulatory marketing authorizations, unexpected or serious complications or other unforeseen negative effects related to this system or the other factors discussed in these risk factors, we would lose an additional source of revenue, and our business will be materially adversely affected.

The clinical development process required to obtain regulatory approvals is lengthy and expensive with uncertain outcomes, and our data developed in those clinical trials is subject to interpretation by FDA and foreign regulatory authorities. If clinical trials of our FemBloc system and future products do not produce results necessary to support regulatory approval, a granted de novo classification or clearance in the United States or, with respect to our current or future product candidates, elsewhere, we will be unable to commercialize these products and may incur additional costs or experience delays in completing, or ultimately be unable to complete, the commercialization of those products.

We are currently seeking PMA approval for our permanent birth control solution. In order to obtain PMA approval for the FemBloc system, we must conduct well-controlled clinical trials designed to assess the safety and effectiveness of the product candidate. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in clinical trials, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, institutional review boards or IRBs, or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate clinical trials at any time to avoid exposing trial participants to unacceptable health risks.

Successful results of preclinical studies are not necessarily indicative of future clinical trial results, and predecessor clinical trial results may not be replicated in subsequent clinical trials. Moreover, interim results or topline results may be subject to change upon full review of the data from a clinical trial. Additionally, the FDA’s approval of an IDE application permits initiation of the clinical study described in the IDE application but does not mean that FDA agrees that the study design is appropriate or that the results of the study will be sufficient to obtain marketing authorization (i.e., PMA approval, 510(k) clearance, or grant of a de novo request). The FDA may disagree with our interpretation of the data from our preclinical studies and clinical trials, or may find the clinical trial design, conduct or results inadequate to prove safety or effectiveness, and may require us to pursue additional preclinical studies or clinical trials, which could further delay the clearance, de novo classification, or approval of our products. The data we collect from our preclinical studies and clinical trials may not be sufficient to support FDA approval, a request for de novo classification, or clearance, and if we are unable to demonstrate the safety and effectiveness of our future products in our clinical trials, we will be unable to obtain regulatory approval, a granted de novo classification, or clearance to market our products.

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

Clinical trials are necessary to support PMA applications, certain de novo classification requests, and certain 510(k) premarket notifications and may be necessary to support PMA supplements or subsequent 510(k) submissions for modified versions of our marketed devices. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The earlier clinical studies involved 228 subjects and supported the IDE for the new pivotal trial, which will be the basis for the PMA application for our FemBloc system. Adverse outcomes in the IDE approved pivotal trial or post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical trials in the future for the approval of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events during the conduct of our clinical trials that could adversely affect the costs, timing or successful completion, including:

•
We are required to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials, and the FDA may reject our IDE application and notify us that we may not begin investigational trials;

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

From time to time, we may publicly disclose preliminary or topline data from our preclinical studies and clinical trials, which is based on a preliminary analysis of then-available data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the topline or preliminary results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, topline data should be viewed with caution until the final data is available. From time to time, we may also disclose interim data from our clinical trials. Interim or preliminary data from clinical trials are subject to the risk that one or more of the clinical outcomes may materially change as subject enrollment and treatment continues and more patient data become available or as subjects from our clinical trials continue other treatments for their disease. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of interim data by us or by our competitors could result in volatility in the price of our common stock.

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

If patients or physicians are not willing to change current practices to adopt our permanent birth control solution or artificial insemination solution, our products may fail to gain increased market acceptance, and our business will be adversely affected.

Our primary strategy to grow our revenue is to drive the adoption of our permanent birth control using the FemBloc system with an ultrasound confirmatory test, our artificial insemination solution using the FemaSeed product and companion diagnostics, and for physicians to employ our products to treat or diagnosis their patients with reproductive disorders or cancers. Physicians may choose not to adopt our products for women’s healthcare for a number of reasons, including:

•	lack of availability of adequate third-party payor coverage or reimbursement;
•	lack of experience with our products and more familiarity with other widely adopted products, procedures or treatments as alternatives;
•
our inability to convince key opinion leaders to provide recommendations regarding our products, or to convince physicians, patients and healthcare payors that our products are an attractive alternative to currently accepted alternatives;

•	perceived inadequacy of evidence supporting clinical benefits, safety or cost-effectiveness of our products existing alternatives;
•	liability risks generally associated with the use of new products and procedures; and
•	the training required to use new products.

With respect to FemBloc, we intend to focus our sales, marketing and training efforts primarily on obstetrical and gynecological physicians. However, physicians from other disciplines, including primary care physicians, as well as other medical professionals, such as nurse practitioners and physician assistants, are often the initial point of contact for patients with contraceptive needs. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits, patient benefits and safety profile of our permanent birth control solution is an element of increasing the adoption of our FemBloc system. If additional physicians or other medical professionals do not appreciate and recommend our permanent birth control solution for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

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

With respect to FemaSeed, we intend to focus our sales, marketing and training efforts initially on reproductive endocrinologist physicians with possible expansion to gynecologists who are often the initial point of contact for patients with infertility needs. We believe that educating physicians in these disciplines and other medical professionals about the clinical merits and patient benefits of our artificial insemination solution is an element of increasing the adoption of our FemaSeed product. If additional physicians or other medical professionals do not appreciate and recommend our FemaSeed product for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our artificial insemination solution, permanent birth control solution, or any other products we seek to commercialize, our commercial success may be severely hindered.

The primary customers for our products are reproductive endocrinologists for our infertility products and obstetrics-gynecological physicians, related healthcare professionals, and women’s healthcare provider organizations. Our customers typically bill various third-party payors to cover all or a portion of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. Limited third-party payors provide infertility coverage with patient cash pay often required for treatment and services. Many third-party payors currently cover contraceptive related procedures as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act, or, collectively, the ACA. If there are changes to the ACA related to contraceptive coverage, any decline in the amount payors will reimburse our customers could make it difficult for customers to elect choosing or to adopt our FemBloc system and could create additional pricing pressure for us. If we are forced to lower the price we charge for our product, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

Third-party payors and physicians who do not cover or use our artificial insemination solution, permanent birth control solution or other women’s healthcare devices may require additional clinical data prior to adopting or maintaining coverage of our products.

Our success depends on physician and where applicable third-party payor acceptance of our artificial insemination and permanent birth control solutions as effective treatment options and our other healthcare devices for women. If physicians or payors do not find our body of published clinical evidence and data compelling or wish to wait for additional studies, they may choose not to use or provide coverage and reimbursement for our products. Currently, patient cash pay is often required for infertility treatment and services, but most large third-party payors cover permanent birth control as part of the ACA.

Certain physicians, hospitals and payors may prefer to see longer-term safety and efficacy data for our permanent birth control solution than we have produced. We cannot provide assurance that any data that we or others may generate in the future will be consistent with that observed in our existing clinical trials.

The training required for physicians to use our artificial insemination solution and permanent birth control solution could reduce the market acceptance of our products.

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

The biomedical industry is highly competitive, subject to change and significantly affected by new product introductions and other activities of industry participants. Our competitors have historically dedicated, and will continue to dedicate, significant resources to promoting their products or developing new products or methods to treat women’s reproductive issues and healthcare. We consider our primary potential competition to be other biomedical companies marketing women-specific medical products. Having received FDA clearance for FemaSeed, we are the only localized directional intratubal insemination approach within the intrauterine insemination category approved for commercialization in North America, but compete with other fertility treatments such as traditional IUI and IVF. For our other FDA-cleared devices, we currently compete with other medical device providers in the United States and Canada. Once we have received FDA approval, we will be the only non-surgical permanent birth control solution approved for commercialization. We also believe other emerging businesses may be in the early stages of developing women-specific medical products. If one or more manufacturers successfully develops a product for providing localized directional intratubal insemination that is more effective or otherwise more attractive than our artificial insemination solution, sales of our FemaSeed product could be significantly and adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if other companies are successful in developing products that are approved for a broader range of indications than our artificial intratubal insemination system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations. If one or more manufacturers successfully develops a product for providing permanent birth control that is more effective, better tolerated or otherwise results in better compliance by patients, or otherwise more attractive than our permanent birth control solution, sales of our FemBloc system could be significantly and adversely affected, which could have a material adverse effect on our business, financial condition and results of operations. In addition, if other companies are successful in developing devices that are approved for a broader range of indications than our permanent birth control system, we will be at a further competitive disadvantage, which could also affect our business, financial condition and results of operations.

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

Our long-term growth depends on our ability to enhance our artificial insemination solution, permanent birth control solution and women-specific medical product solutions, expand our indications and develop and commercialize additional products.

It is important to our business that we continue to enhance our artificial insemination product, permanent birth control system women-specific medical product solutions and develop and introduce new products. Developing products is expensive and time-consuming and could divert management’s attention away from our core business. The success of any new product offering or product enhancements will depend on several factors, including our ability to:

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

Our results of operations could be materially harmed if we are unable to accurately forecast customer demand for our artificial insemination solution, permanent birth control solution, and women-specific medical products and manage our inventory.

To ensure adequate inventory supply, we must forecast inventory needs and place orders with our suppliers based on our estimates of future demand for our products. Our ability to accurately forecast demand for our products could be negatively affected by many factors, including our failure to accurately manage our expansion strategy, product introductions by competitors, an increase or decrease in customer demand for our artificial insemination product, permanent birth control system, and women-specific medical products or for products of our competitors, our failure to accurately forecast customer acceptance of new products, unanticipated changes in general market conditions or regulatory matters and weakening of economic conditions or consumer confidence in future economic conditions. For example, tubal ligation procedures sustained an 18% decline in December 2020 compared to December 2019, according to a study published in the publication Contraception in 2021. We have no assurance that demand for elective reproductive surgery will return to pre-pandemic levels in the future, or at all. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which would cause our gross margin to be adversely affected and could impair the strength of our brand. Conversely, if we underestimate customer demand for our products, our third-party suppliers may not be able to deliver components to meet our requirements, and this could result in damage to our reputation and customer relationships. In addition, if we experience a significant increase in demand, additional supplies of raw materials or additional manufacturing capacity may not be available when required on terms that are acceptable to us, or at all, or suppliers may not be able to allocate sufficient capacity in order to meet our increased requirements, which could have an adverse effect on our ability to meet customer demand for our products and our results of operations.

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

We manufacture and assemble components for our products and product candidates, and a loss or degradation in the performance of our manufacturing capabilities could have a material adverse effect on our business, financial condition and results of operations.

We manufacture and assemble components used in our artificial insemination product, permanent birth control system, and women-specific medical products. Our ability to maintain sufficient levels of inventory for our products could be negatively affected by many factors, including our failure to accurately manage our staffing requirements or a decrease in production capabilities. Conversely, if we overestimate customer demand for our artificial insemination product, permanent birth control system, and women-specific medical products, our production staff may be in excess of that needed, and this could result in excess cost, which could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of third-party suppliers for components for our products, as well as the sterilization of certain of our products, and a loss or degradation in performance of these suppliers could have a material adverse effect on our business, financial condition and results of operations.

We rely on third-party suppliers for the raw materials and components used in our artificial insemination product, permanent birth control system, and women-specific medical products. These suppliers may be unwilling or unable to supply the necessary materials and components reliably and at the levels we anticipate or that are required by the market. Our ability to supply our products commercially and to develop any future products depends, in part, on our ability to obtain these materials, components and products in accordance with regulatory requirements and in sufficient quantities for commercialization and clinical testing. While our suppliers have generally met our demand for their products and services on a timely basis in the past, we cannot guarantee that they will in the future be able to meet our demand for their products, either because of acts of nature, or our relative importance to them as a customer, and our suppliers may decide in the future to discontinue or reduce the level of business they conduct with us. If we are required to change suppliers due to any change in or termination of our relationships with these third parties, or if our suppliers are unable to obtain the materials they need to produce our components at consistent prices or at all, we may have to make modifications or changes to our products triggering the need for additional regulatory clearances or approvals, lose sales, experience manufacturing or other delays, incur increased costs or otherwise experience impairment to our customer relationships. We cannot guarantee that we will be able to establish alternative relationships on similar terms, without delay or at all.

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

We have only limited supply arrangements in place with respect to certain components of our manufacturing process, and these arrangements do not extend to full commercial supply. We acquire certain key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to certain of the materials for our products and product candidates and other materials. If we obtain marketing approval, grant or clearance for our product candidates, we will need to establish an agreement for commercial manufacture of certain key materials with a third party.

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

We have limited experience marketing and selling our women-specific medical products. We currently sell our FemaSeed device, FemVue device, FemCerv device, and FemCath device through a very limited direct effort, that targets obstetrician-gynecologist physicians, reproductive endocrinologist physicians, and physician practices in North America, including online training and new customer support, and also utilize various direct-to-patient marketing initiatives, including social media, a physician locator on a patient website, and online videos. As of December 31, 2023, we have one employee exclusively involved in our sales and marketing efforts. Our operating results are directly dependent upon the efforts of these employees.

In order to generate future revenue growth, we are in the process of developing geographic scope of a direct sales organization now that the FemaSeed product is available in the U.S. and Canadian market.  This is expected to represent a significant expansion of our commercialization efforts, costs and attention. Our success depends largely on our ability to hire, train, retain and motivate skilled sales and marketing personnel with significant industry experience and technical knowledge of related products. Because the competition for their services is high, we cannot assure you we will be able to hire and retain additional personnel on favorable or commercially reasonable terms, if at all. Failure to hire or retain qualified sales and marketing personnel would prevent us from expanding our business and generating revenue. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our FemaSeed product and other women-specific medical products, which could have an adverse effect on our business, financial condition and results of operations. In order to further expand revenue growth once the FemBloc system is available in the U.S. market, we plan to enlarge the geographic scope of the direct sales organization. Our future success will depend largely on our ability to hire, train, retain and motivate additional skilled sales and marketing personnel with significant industry experience and technical knowledge of related products. If we are unable to expand our sales and marketing capabilities, we may not be able to effectively commercialize our FemBloc system, which could have an adverse effect on our business, financial condition and results of operations.

To successfully market and sell our artificial insemination product, permanent birth control system, and women specific medical product solutions in markets outside of the United States, we must address many international business risks with which we have limited experience.

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

We plan to rely on our own direct sales force in North America and third-party distribution partners in Europe and other international countries, to market and sell our products. Some of our competitors rely predominantly on independent sales agents and third-party distributors. A direct sales force may subject us to higher fixed costs than those of companies that market competing products through independent third parties, due to the costs that we will bear associated with employee benefits, training and managing sales personnel. As a result, we could be at a competitive disadvantage. Additionally, these fixed costs may slow our ability to reduce costs in the face of a sudden decline in demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

We face the risk of product liability claims that could be expensive, divert management’s attention and harm our reputation and business. We may not be able to maintain adequate product liability insurance.

Our business exposes us to the risk of product liability claims that are inherent in the testing, manufacturing and marketing of medical products, including sterile medical products. This risk exists even if it is approved or cleared for commercial sale by the FDA and manufactured in facilities licensed and regulated by the FDA or an applicable foreign regulatory authority. Our FemBloc system and FemaSeed product are designed to affect, and any future products will be designed to affect, important bodily functions and processes, such as the female reproductive system. Any side effects, manufacturing defects, misuse or abuse associated with our FemBloc system, FemaSeed product and other women specific medical products, including sterilization failures, could result in patient injury or death. The medical device industry has historically been subject to extensive litigation over product liability claims, and we cannot offer any assurance that we will not face product liability suits. For example, Essure, a permanent birth control system previously marketed by Bayer, involved the implant of coils into a woman’s fallopian tubes by way of a hysteroscope, where they were to permanently remain. In 2016, the FDA ordered Bayer to conduct a post-market surveillance study and required a box warning to the product labeling, which included a warning of possible perforation of the uterus and/or fallopian tubes, identification of inserts in the abdominal or pelvic cavity, persistent pain, and suspected allergic or hypersensitivity reactions. In April 2018, the FDA restricted the sale and distribution of Essure. The product was removed by Bayer from all markets, including the U.S. effective December 2018. There can be no assurance that serious adverse safety concerns may not arise with the FemBloc system.

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

If the quality of our artificial insemination product, permanent birth control system, and women-specific medical product solutions does not meet the expectations of physicians or patients, then our brand and reputation or our business could be adversely affected.

In the course of conducting our business, we must adequately address quality issues that may arise with our artificial insemination product, permanent birth control system, and women-specific medical product solutions, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products do not live up to the expectations of physicians or patients. If the quality of our products do not meet the expectations of physicians or patients, then our brand and reputation with those physicians or patients, or our business, financial condition and results of operations, could be adversely affected.

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

We face risks related to health epidemics or outbreaks of communicable diseases. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, emerged in China. Since then, COVID-19 spread to multiple countries worldwide, including the United States and member states of the European Union. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The outbreak of such communicable diseases could result in a widespread health crisis that could adversely affect general commercial activity and the economies and financial markets of many countries, which in the case of COVID-19 has occurred. The COVID-19 pandemic resulted in governments implementing numerous containment measures, such as travel bans and restrictions, particularly quarantines, shelter-in-place or total lock-down orders and business limitations and shutdowns. These containment measures are subject to change and the respective government authorities may tighten the restrictions at any time.

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

In addition, the COVID-19 pandemic had a severe effect on the clinical trials of many devices and drug candidates. Some trials were merely delayed, while others were cancelled. The extent to which the COVID19 pandemic may impact our clinical trial operations will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and geographic reach of an outbreak, the severity of COVID-19 and future variants, and the effectiveness of actions to contain and treat COVID-19. To date, we experienced delays in site initiation and subject enrollment in our clinical trials. Possible delays may have a severe impact, and could adversely impact our clinical trial operations, including our access to clinical trial sites and our ability to recruit and retain subjects and principal investigators and site staff who, as healthcare providers, may have heightened exposure if an outbreak occurs in their geography. Disruptions on our ability to travel for trial support, monitor data from our clinical trials, or to conduct clinical trials, or the ability of subjects enrolled in our studies to travel, or the ability of staff at study sites to travel, as well as temporary closures or delays of our facilities or the facilities of our clinical trial partners and their contract manufacturers, would negatively impact our clinical trial activities. In addition, we rely on independent clinical investigators, CROs and other third-party service providers to assist us in managing, monitoring and otherwise carrying out our preclinical studies and clinical trials, including the collection of data from our clinical trials, and the possible spread of COVID-19 or variants may affect their ability to be present, devote sufficient time and resources to our programs, or to travel to sites to perform work for us. Similarly, our preclinical trials could be delayed and/or disrupted by a pandemic. As a result, the expected timeline for data readouts of our preclinical studies and clinical trials and certain regulatory filings may be negatively impacted, which would adversely affect our ability to obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We do not have redundant facilities. We perform substantially all of our research, development, manufacturing and back-office activity and maintain all our finished goods inventory in a single location in Suwanee, Georgia. Our facility, equipment and inventory would be costly to replace and could require substantial lead time to repair or replace. The facility may be harmed or rendered inoperable by natural or man-made disasters, including, but not limited to, tornadoes, flooding, fire and power outages, which may render it difficult or impossible for us to perform our research, development and commercialization activities for some period of time. The inability to perform those activities, combined with the time it may take to rebuild our inventory of finished product, may result in the loss of customers or harm to our reputation. Although we possess insurance for damage to our property and the disruption of our business, this insurance may not be sufficient to cover all of our potential losses and this insurance may not continue to be available to us on acceptable terms, or at all.

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

As of December 31, 2023, we had 32 full-time employees, 2 part-time employees and 21 consultants. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

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

Our future financial performance and our ability to commercialize our products and any product candidates that are approved for marketing will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of its attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities.

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

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our products and potentially commercialize our product candidates and, accordingly, may not achieve our research, development and commercialization goals.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our clinical development programs and we intend to utilize appropriate social media in connection with our commercialization efforts for our products and following approval of our product candidates, if any. Social media practices in the biomedical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial or to report an alleged adverse event. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our product candidates. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or the products we are marketing or developing on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, product candidates or products. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

The regulations to which we are subject are complex and have tended to become more stringent over time. Regulatory changes could result in restrictions on our ability to carry on or expand our operations, higher than anticipated costs or lower than anticipated sales. The FDA enforces these regulatory requirements through periodic unannounced inspections. We do not know whether the FDA will identify any areas of noncompliance in any future FDA inspections or those conducted by foreign regulatory authorities. Failure to comply with applicable regulations could jeopardize our ability to sell our products and result in enforcement actions such as: warning letters; fines; injunctions; civil penalties; termination of distribution; recalls or seizures of products; delays in the introduction of products into the market; total or partial suspension of production; refusal to grant future approvals; withdrawals or suspensions of approvals, and in the most serious cases, criminal penalties.

We may not receive the necessary approvals, granted de novo classifications, or clearances for our FemBloc system or future devices and expanded indications, and failure to timely obtain these marketing authorizations would adversely affect our ability to grow our business.

Our strategy is dependent on FDA approval of our FemBloc system. In the United States, before we can market a new medical device, or a new use of, certain new claims for, or significant modifications to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, de novo classification under Section 513(f) (2) of the FDCA, or approval of a PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, a device that was de novo classified under section 513(f)(2) of the FDCA, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence demonstrations. The de novo classification process provides a pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the device with the proposed intended use, but for which there is no legally marketed predicate device. A de novo classification is a risk-based classification process through which devices are classified into class I or class II. Devices classified in response to a de novo classification request may be marketed and used as predicates for future premarket notification 510(k) submissions. In the process of obtaining PMA approval, which is required for our FemBloc system, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices.

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

In the United States, we are currently seeking approval of our permanent birth control system through the PMA pathway. Even if the PMA is approved, any future modification to our permanent birth control system may require us to submit a new PMA or PMA supplement and obtain FDA approval prior to implementing the change, although some modifications can be reported in an annual report or through a 30-day Notice. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. If the FDA requires us to go through a lengthier, more rigorous process for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business.

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

All medical devices must be registered with the MHRA before being placed on the Great Britain, or GB, market. FemVue is a Class I device and FemaSeed is a Class IIb device and we expect FemBloc to be a Class III device. European CE marks will continue to be recognized in GB until June 30, 2023, following which a UKCA mark will be required for a medical device to be marketed in GB. The EU regulatory framework on medical devices will, however, continue to apply in Northern Ireland under the Northern Irish Protocol and medical devices in Northern Ireland may either carry a European CE mark or a CE UKNI mark (although devices bearing the CE UKNI marking can only be placed on the market in Northern Ireland and will not be accepted on the EU market).

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

Certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, while other modifications can be reported in an annual report or through a 30-day Notice. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. For de novo classified or 510(k) cleared devices we will need to submit a new 510(k) premarket notification for any change or modification in the device that could significantly affect the safety or effectiveness of the device, or for a major change or modification in the intended use of the device. The FDA may not agree with our determination whether a new 510(k) is required for a modification, in which case we may be required to cease marketing or recall the modified product until we receive 510(k) clearance.

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

We may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our products. In addition, failure to comply with applicable FDA requirements or later discovery of previously unknown problems with our products or manufacturing processes could result in, among other things:

•	warning letters or untitled letters;
•	fines, injunctions or civil penalties;
•	suspension or withdrawal of approvals;
•	seizures or recalls of our products;
•	total or partial suspension of production or distribution;
•	administrative or judicially imposed sanctions;
•	the FDA’s refusal to grant pending or future approvals for our products;
•	clinical holds; refusal to permit the import or export of our products; and
•	criminal prosecution of us or our employees.

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

Certain voluntary field actions are required to be reported to the FDA and other regulatory authorities. Companies are required to maintain certain records of recalls and corrections, even if they are not reportable to the FDA. We may initiate voluntary withdrawals or corrections for our products in the future that we determine do not require notification of the FDA. If the FDA disagrees with our determinations, it could require us to report those actions as recalls and we may be subject to enforcement action. A future recall announcement could harm our reputation with customers, potentially lead to product liability claims against us and negatively affect our sales. Any corrective action, whether voluntary or involuntary, as well as defending ourselves in a lawsuit, will require the dedication of our time and capital, distract management from operating our business and may harm our reputation and financial results.

If we do not obtain and maintain international regulatory registrations or approvals for our products, we will be unable to market and sell our products outside of North America.

Sales of our products outside of North America are subject to foreign regulatory requirements that vary widely from country to country. In addition, the FDA regulates exports of medical devices from the United States. While the regulations of some countries may not impose barriers to marketing and selling our products or only require notification, others require that we obtain the approval of a specified regulatory body. Complying with foreign regulatory requirements, including obtaining registrations or approvals, can be expensive and time-consuming, and we may not receive regulatory approvals in each country in which we plan to market our products or we may be unable to do so on a timely basis. The time required to obtain registrations or marketing authorizations, if required by other countries, may be longer than that required for FDA clearance, grant or approval, and requirements for such registrations and marketing authorizations may significantly differ from FDA requirements. If we modify our products, we may need to apply for additional regulatory approvals before we are permitted to sell the modified product. In addition, we may not continue to meet the quality and safety standards required to maintain the authorizations that we have received. If we are unable to maintain our authorizations in a particular country, we will no longer be able to sell the applicable product in that country.

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

In addition, other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 was signed into law, which, among other things, reduced Medicare payments to providers by 2% per fiscal year, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. The Medicare Access and CHIP Reauthorization Act of 2015 (MACRA) enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the former formula with fixed annual updates and a new system of incentive payments scheduled to begin in 2019 that are based on various performance measures and physician’s participation in alternative payment models such as accountable care organizations. It is unclear what effect new quality and payment programs, such as MACRA, may have on our business, financial condition, results of operations or cash flows.

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

We own numerous issued patents and pending patent applications that relate to our intrauterine artificial insemination product, permanent birth control system and women-specific medical product solutions. As of December 31, 2023, we owned 48 issued U.S. patents and 132 issued foreign patents, 14 pending U.S. patent applications and 25 pending foreign patent applications. These issued patents, and any patents granted from such applications, are expected to expire between 2024 and 2046, without taking potential patent term extensions or adjustments into account.

We cannot provide any assurances that any of our patents have, or that any of our pending patent applications that mature into issued patents will include, claims with a scope sufficient to protect our intrauterine artificial insemination product, permanent birth control system, and women-specific medical product solutions, and any additional features we develop for our products. Other parties may have developed technologies that may be related or competitive to our intrauterine artificial insemination product, permanent birth control system, and women-specific medical product solutions, may have filed or may file patent applications and may have received or may receive patents that overlap or conflict with our patent applications, either by claiming the same methods or devices or by claiming subject matter that could dominate our patent position. The patent positions of medical device companies, including our patent position, may involve complex legal and factual questions, and, therefore, the scope, validity and enforceability of any patent claims that we may obtain cannot be predicted with certainty. Patents, if issued, may be challenged, deemed unenforceable, invalidated or circumvented. Proceedings challenging our patents could result in either loss of the patent or denial of the patent application or loss or reduction in the scope of one or more of the claims of the patent or patent application. In addition, such proceedings may be costly. Thus, any patents that we may own may not provide any protection against competitors. Furthermore, an adverse decision in an interference proceeding can result in a third party receiving the patent right sought by us, which in turn could affect our ability to commercialize our products.

Though an issued patent is presumed valid and enforceable, its issuance is not conclusive as to its validity or its enforceability and it may not provide us with adequate proprietary protection or competitive advantages against competitors with similar products. Competitors could purchase our intrauterine artificial insemination product, permanent birth control system, and women-specific medical product solutions and attempt to replicate some or all of the competitive advantages we derive from our development efforts, willfully infringe our intellectual property rights, design around our patents, or develop and obtain patent protection for more effective technologies, designs or methods. We may be unable to prevent the unauthorized disclosure or use of our technical knowledge or trade secrets by consultants, suppliers, vendors, former employees and current employees. The laws of some foreign countries do not protect our proprietary rights to the same extent as the laws of the United States, and we may encounter significant problems in protecting our proprietary rights in these countries.

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

Obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and applications are required to be paid to the United States Patent and Trademark Office, or USPTO, and various governmental patent agencies outside of the United States in several stages over the lifetimes of the patents and applications. The USPTO and various non-U.S. governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and after a patent has issued. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Under the terms of some of our licenses, we do not have the ability to maintain or prosecute patents in the portfolio and must therefore rely on third parties to comply with these requirements.

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

We rely on our trademarks and trade names to distinguish our products from the products of our competitors and have registered or applied to register many of these trademarks. We cannot assure you that our trademark applications will be approved in a timely manner or at all. During the trademark registration process, we may receive office actions from the USPTO objecting to the registration of our trademark. Although we would be given an opportunity to respond to those objections, we may be unable to overcome them. Our registered or unregistered trademarks or trade names may be denied by other regulatory authorities or challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may be unable to use these trademarks and trade names or protect our rights to these trademarks and trade names, which we need to build name recognition by potential partners or customers in our markets of interest. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. If other entities use trademarks similar to ours in different jurisdictions, or have senior rights to ours, it could interfere with our use of our current trademarks throughout the world. If we are required to use an alternative trademark, any goodwill and recognition that we have built for these trademarks would be lost. If any party infringes on any of the trademarks on which we rely, enforcing those trademarks may be difficult, costly, time-consuming and ultimately unsuccessful.

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

We are also a “smaller reporting company,” meaning that the market value of our shares held by non-affiliates is less than $700.0 million and our annual revenue was less than $100.0 million during the most recently completed fiscal year, or if the market value of our shares held by non-affiliates is less than $250.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and have reduced disclosure obligations regarding executive compensation, and, similar to emerging growth companies, if we are a smaller reporting company with less than $100 million in annual revenue, we would not be required to obtain an attestation report.

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

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. Global economic and business activities continue to face widespread uncertainties, and global credit and financial markets have experienced extreme volatility and disruptions in the past several years, including severely diminished liquidity and credit availability, rising inflation and monetary supply shifts, rising interest rates, labor shortages, declines in consumer confidence, declines in economic growth, increases in unemployment rates, recession risks, and uncertainty about economic and geopolitical stability. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including weakened demand for our products, and our ability to raise additional capital when needed on acceptable terms, if at all. Supply chain disruptions have lengthened our suppliers’ timelines and increased costs. The occurrence of, or acceleration or exasperation of, any of the foregoing could harm our business and we cannot anticipate all of the ways in which the economic climate and financial market conditions could adversely affect our business.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs, other contractors, consultants, potential future collaborators and other third-party service providers are vulnerable to damage from various methods, including cybersecurity attacks, breaches, intentional or accidental mistakes or errors, attacks using artificial intelligence, or other technological failures, which can include, among other things, computer viruses, unauthorized access attempts, including third parties gaining access to systems using stolen or inferred credentials, denial-of-service attacks, phishing attempts, service disruptions, natural disasters, fire, terrorism, war and telecommunication and electrical failures. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as HIPAA, , or HITECH Act, the CCPA and GDPR), it could result in a material disruption of our product candidate development programs and our business operations, and we could incur significant liabilities. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors or contractors. Notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed, ongoing or future clinical trials involving our product candidates could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, collaborators, service providers and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. As we begin commercializing our products and if we obtain FDA approval of our product candidate in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws will also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have a code of business conduct and ethics and maintain a training program, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations.

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

The market price of our common stock has been highly volatile and may fluctuate substantially due to many factors, some of which are beyond our control, including:

•	announcements of regulatory approval or disapproval of our FemBloc system or the FDA’s decision to grant or decline any future approvals or clearances for enhancements to our products;
•	adverse results from or delays in clinical trial of our FemBloc system;
•	unanticipated safety concerns related to the use of our FemBloc system;
•	FDA or other U.S. or foreign regulatory or legal actions or changes affecting us or our industry;
•	our ability to develop, obtain regulatory clearance or approval for, and market new and enhanced medical products on a timely basis;
•	any voluntary or mandated product recalls;
•	adverse developments concerning our suppliers or any future strategic partnerships;
•	the volume and timing of sales of our products;
•	the introduction of new products or product enhancements by us or others in our industry;

•	disputes or other developments with respect to our or others’ intellectual property rights;
•	product liability claims or other litigation;
•	quarterly variations in our results of operations or those of others in our industry;
•	media exposure of our products or of those of others in our industry;
•	changes in governmental regulations or in reimbursement;
•	changes in earnings estimates or recommendations by securities analysts;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;
•	sales of substantial amounts of our stock by directors, officers or significant stockholders, or the expectation that such sales might occur;
•	operating and stock performance of other companies that investors deem comparable to us and overall performance of the equity markets;
•	additions or departures of key personnel;
•	changes in our capital structure, such as future issuances of securities and the incurrence of debt;
•	general market conditions and other factors, including factors unrelated to our operating performance or the operating performance of our competitors; and
•	other factors described in this “Risk Factors” section.

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

The trading market will be influenced to some extent by the research and reports that industry or financial analysts publish about us and our business. We do not control these analysts. Our research coverage may be inconsistent and not as robust as larger and more established public companies and, as we begin to establish a commercialization operation, analysts may be unable to accurately forecast our results and could make it more likely that we fail to meet their estimates. If any of the analysts who cover us provide inaccurate or unfavorable research or issue an adverse opinion regarding our stock price, our stock price could decline. If one or more of these analysts cease coverage of us or fail to publish reports covering us regularly, we could lose visibility in the market, which in turn could cause our stock price or trading volume to decline and result in the loss of all or a part of your investment in us.

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity

Risk Management and Strategy

We employ a cybersecurity program which we believe is appropriate for the potential of cybersecurity threats faced by us and is built upon a set of policies, procedures and standards supported by training and education Our information systems employ local and cloud storage and recovery services from various third parties.  We have engaged third-party consultants to assess and gather threat intelligence and cyber risk trends and conduct assessments and testing of our cybersecurity procedures and protections.

Governance and Role of Management and the Board

Our  Chief Operating Officer leads our cybersecurity program and reports, with respect to cybersecurity incidents, to the Company’s Chief Financial Officer.  Our Chief Financial Officer reports directly to the Board of Directors and the Audit Committee, which is the principal committee charged with the Board’s risk management oversight, including cybersecurity risks. The Chief Financial Officer briefs the Board and Audit Committee on the effectiveness of our cybersecurity program quarterly.  We have not experienced any cybersecurity threats or incidents that have had a material impact on our business to date.

Item 2.	Properties.

We lease our facility in Suwanee, Georgia which, together with our research and development, controlled environment room and office space, currently totals approximately 41,000 square feet. As of December 31, 2023, our monthly rent payment was $47,029 and is subject to increases on an annual basis. Our lease expires in April 2029, and we have the option to extend the term for one consecutive term of five years, subject to certain terms and conditions.

Item 3.	Legal Proceedings.

None

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET FOR COMMON EQUITY

Market Information

Our common stock is listed on the NASDAQ Capital Market under the ticker symbol FEMY.

On March 20, 2024 there were 142 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

We have not declared or paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. We currently expect to retain future earnings, if any, for the continued development of our business.

Our transfer agent and registrar is Broadridge Investor Communication Solutions, Inc.

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 11. of Part III of this Annual Report on Form 10-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	[Reserved]

Not applicable

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading biomedical company focused on addressing significant unmet needs of women worldwide with a broad portfolio of in-office, accessible, and innovative therapeutic and diagnostic solutions, including a lead revolutionary product candidate and FDA-cleared products. Our mission is to provide women with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics focused on servicing the reproductive health needs for those seeking solutions for infertility issues (FemaSeed and FemVue) or permanent birth control (FemBloc). We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with 180 patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop and commercialize products. Our suite of products and product candidates address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

FemaSeed – Our Artificial Insemination Solution. Our FDA-cleared artificial insemination solution features single intratubal sperm delivery directed to the selected fallopian tube, the natural site of conception, offering significant advantages over existing assisted reproductive approaches, including significant cost savings and reduction of safety risks. Our first-line therapeutic infertility solution, FemaSeed, combines with a diagnostic companion product, our FDA-cleared and marketed FemVue device, which, creates saline and air contrast to safely assess the fallopian tubes for patency prior to treatment with FemaSeed. FemVue can be used with our FDA-cleared and marketed FemCath device, which allows for selective evaluation of the fallopian tube. At least one open fallopian tube is necessary for successful fertilization, and we believe FemVue offers significant advantages over other existing approaches, including being able to provide ultrasound evaluation of a woman’s fallopian tubes as part of an existing diagnostic infertility assessment. In April 2021 we received an IDE approval from the FDA that allowed us to initiate a pivotal trial for the FemaSeed device. The first subject was enrolled in July 2021. In October 2022, we announced an updated study design for the pivotal trial to focus on couples experiencing male factor infertility, an underserved patient segment. In April 2023 we received approval to sell FemaSeed in Canada. In September 2023 we announced 510(k) clearance from the FDA for FemaSeed for intratubal insemination. The clinical trial was still ongoing at the time of receiving U.S. regulatory clearance from FDA, however, the study was concluded with enrollment completed in November 2023. Topline results of the clinical trial were announced in March 2024.  The trial demonstrated that 24% of women became pregnant after FemaSeed with severe male factor (1 million to 20 million total motile sperm count (TMSC)). In contrast, a 6.7% pregnancy rate by cycle was described in the literature for intrauterine insemination (IUI) with male factor (greater than 1 million TMSC). Although permitted to have multiple FemaSeed attempts, the majority of women who became pregnant did so after the first FemaSeed procedure.  The majority of adverse events were reported as mild (n=127 subjects, 216 cycles). No new safety concerns were observed through the seven-week follow-up. All adverse events were consistent with those known for IUI. The approved labeling includes women or couples wishing to become pregnant by way of intratubal insemination. We began the first phase of commercial launch in March 2024 with the announcement of the first commercial use of FemaSeed.

FemVue, a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemChec allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success) and is being studied as part of the FemBloc pivotal trial. FemCath, allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S and Canada. FemCerv is an alternative for the diagnosis of cervical cancer by obtaining a comprehensive tissue sample with minimal contamination of the endocervical canal, and is approved for sale in the U.S and Canada. In August 2023 the Company announced it had obtained a Medical Device Establishment License from Health Canada allowing the Company to directly sell its four products, FemaSeed, FemVue, FemCath and FemCerv, in Canada. In October 2023, the Company announced it had completed the European Union Medical Device Regulation (MDR) final audit, the last step in obtaining an MDR certificate and CE marking, demonstrating Femasys’ compliance with the highest required regulatory standards.

FemBloc – Our Permanent Birth Control Solution. Our permanent birth control solution in late-stage clinical development includes our proprietary FemBloc system, which features dual intrauterine directional delivery targeting both fallopian tubes simultaneously with a degradable biopolymer followed by an ultrasound confirmation test to confirm procedure success. If approved, we expect FemBloc to be the first and only non-surgical permanent birth control option, using a minimally invasive delivery system that locally instills a degradable biopolymer, which is designed to cause the fallopian tubes to close using the patient’s own tissue in-growth, resulting in permanent birth control (sterilization) for the patient without a permanent implant. FemBloc has the potential to offer significant advantages over the only existing option, surgical tubal ligation, or “having her tubes tied,” including a significant cost savings at likely half the overall cost. FemBloc is a procedure that can be completed in a physician’s office, with no anesthesia, no incisions or cannulation, no specialty skill set or capital equipment and minimal pain and recovery time, and no residual implant remaining in the patient’s body after the tissue in-growth develops. We believe there are also significant advantages over other temporary or reversible methods that women may be using in lieu of the surgical tubal ligation option, as FemBloc does not use hormones or leave a long-term implant behind. Our permanent birth control solution combines FemBloc with an ultrasound in-office diagnostic test, which uses saline and air contrast to permit the same physician to evaluate the fallopian tubes in-office to confirm the success of FemBloc approximately three months after the final FemBloc procedure, rather than requiring the patient to visit another provider for a radiology-based exam, exposing the patient unnecessarily to radiation and the use of x-ray dye.

We have studied FemBloc in three prior clinical trials (a pilot safety study, a pivotal trial, and a validation study) pursuant to an FDA approved investigational device exemption (IDE) for each study with evaluation of safety in a total of 228 subjects. Subjects are being followed for five years for safety, and for the initial 49 subject pilot study, five years of follow-up have been completed. There have been no serious safety events reported to date in any of the subjects and over 90% of the events reported that were classified as related to the device, procedure or both, were on the day of the FemBloc procedure or within seven days after the procedure. The reported events were anticipated and the majority of these events were bleeding or spotting and/or pain or cramps and over 75% were classified by the physician as mild. Physicians observed that their subjects found the procedure to be highly tolerable, with subject self-reported pain scores similar to placement of IUDs. Almost every case (96%) was assessed by the physician to be extremely satisfied or very satisfied with the procedure and 96% found it easier than tubal ligation surgery. At the ultrasound confirmation test conducted three months following the FemBloc procedure, there was no evidence of remaining biopolymer detected in subjects, which may indicate that the biopolymer completely degraded and likely exited the subject with possible menstruation. Subjects found the FemBloc procedure and confirmation test to be highly tolerable, with pain or discomfort scores similar to placement of other intrauterine devices, such as IUDs. The mean score for FemBloc procedure was 4.6 and for the confirmation test was 3.3, on visual analog scale (VAS) from 0-10 where 10 is the highest measure of pain/ discomfort.

During the conduct of the first two clinical studies, unintended pregnancies occurred in subjects who were told to rely on FemBloc (six pregnancies for the pilot study and three pregnancies for the pivotal trial). These pregnancies were due to misinterpretation of the ultrasound test using the FemChec device, as reviewed and confirmed by an independent clinical events committee. The FDA viewed these unintended pregnancies as a safety concern and, as a result, in February 2019 we paused the pivotal clinical trial for FemBloc (although subjects are still followed for safety through 5 years). Subsequently, the agency recommended conducting a small clinical study in a new cohort of subjects to evaluate the adequacy of certain proposed mitigations and validate the ultrasound confirmation test. The study enrollment concluded in September 2022, in which 45 subjects at five U.S. sites received two confirmation tests (ultrasound and traditional radiology). Subjects were informed to rely on FemBloc only if both tests and two independent central readers confirmed procedure success. There have been no pregnancies in subjects accurately told to rely on FemBloc. In June 2023 we received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial. In August 2023 we announced the initiation of enrollment in the FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market.

Additional Women’s Health Solutions. We have also developed a novel technology platform for tissue sampling intended to be marketed alongside our other women-specific medical products in the physician’s office setting. Our FDA-cleared and Health Canada approved FemCerv product is a biopsy device for endocervical curettage that can be used to sample cervical cells and tissue circumferentially with sample containment within the device to minimize contamination. We sponsored a post-market study of FemCerv where subjects found the procedure to be relatively pain-free and the sample obtained was complete for analysis, which we believe may aid in reliable diagnosis. Our FemCerv product was introduced through a limited release in September 2022. Our FemEMB product candidate in development is designed to obtain a comprehensive and uncontaminated sample of the endometrial cells and tissue in an office procedure. We believe there is a market opportunity for use of FemEMB in continuous monitoring by multiple sampling procedures that may be employed by physicians during and after treatments for cancers, abnormal bleeding, or other uterine treatments, such as prior to an endometrial ablation.

Factors Affecting Our Business

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

•
Commencement and conduct of clinical trials for our product candidates. We must successfully recruit and enroll clinical trial participants in our clinical trial for FemBloc, which is further complicated by the after effects and public health concerns of the COVID-19 pandemic, in order to have the requisite data for regulatory submissions, both to the FDA and to international regulatory bodies, for marketing authorization.

•
Regulatory approval of our product candidates. We must successfully obtain timely approvals, de novo classifications or clearances for our product candidates. For our sales to grow, we will need to receive FDA approval for the FemBloc system for permanent birth control, and will need to obtain regulatory approval, grant, clearance or marketing authorization of our other pipeline products in the United States and in international markets.

•
Clinical results. Publications of clinical results by us, our competitors and other third parties can have a significant influence on whether, and the degree to which, our products are used by physicians and the procedures and treatments those physicians choose to provide.

•
Commercialization and market acceptance. The success of our business will ultimately depend on our ability to commercialize our approved products and gain broad market acceptance of our products, which will require an extensive education process for both physicians and patients of the benefits of our products, engagement of a robust sales force infrastructure and increased manufacturing capacity.

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

We sell our product to physician offices, primarily through direct customer service, as well as through distributors in selected international markets. For the years ended December 31, 2023 and 2022, Bayer Yakuhin, Ltd. accounted for approximately 5% and 10%, respectively, of our total revenue. For products sold through direct customer service, control is transferred upon shipment to customers. For products sold to distributors internationally, control is transferred upon shipment or delivery to the customer’s named location, based on the contractual shipping terms.

Cost of sales

Cost of sales consists primarily of costs of components for use in our product, the materials and labor that are used to produce our products, and the manufacturing overhead that directly supports production. We expect cost of sales to increase in absolute terms as our revenue grows.

Research and development

Research and development, or R&D, expenses consist of engineering, product development, clinical, and regulatory expenses. R&D expenses include:

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

Sales and marketing

Sales and marketing expenses consist of personnel-related expenses, including compensation, benefits, and stock-based compensation. Other sales and marketing expenses include marketing and promotional activities, including travel, trade shows and market research, and cost of outside consultants. We expect to grow a sales force and increase marketing efforts as we commercialize our products based on our platform technologies. As a result, we expect sales and marketing expenses to increase in absolute dollars in future periods.

General and administrative

General and administrative expenses consist of personnel-related expenses, including compensation, benefits, travel and stock-based compensation. Other general and administrative expenses include professional services fees, including legal, audit and tax fees, insurance costs, cost of outside consultants and employee recruitment and training costs.

Depreciation and amortization

Depreciation and amortization expenses consist of depreciation expense associated with our fixed assets and lease right of-use assets and amortization expense associated with our patents. We expect to invest in capital equipment to support our ongoing and planned commercialization efforts and continue to invest in our intellectual property. As a result, we expect our depreciation and amortization expenses to increase in absolute dollars in the future.

Other income (expense)

Other income (expense) consists largely of interest earned on our cash equivalents and short-term investments, offset by interest expense and other expenses.

Income tax expense

Income tax expense consists of the minimum state income taxes we are required to pay. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to R&D.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table shows our results of operations for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change	% Change
Sales	$1,071,970	1,206,218	(134,248)	-11.1%
Cost of sales (excluding depreciation expense)	380,069	441,938	(61,869)	-14.0%

Operating expenses:
Research and development	7,208,701	5,813,755	1,394,946	24.0%
Sales and marketing	650,126	558,852	91,274	16.3%
General and administrative	6,858,008	5,430,704	1,427,304	26.3%
Depreciation and amortization	483,481	561,233	(77,752)	-13.9%
Total operating expenses	15,200,316	12,364,544	2,835,772	22.9%
Loss from operations	(14,508,415)	(11,600,264)	(2,908,151)	25.1%
Other income (expense):
Interest income	431,019	228,164	202,855	88.9%
Interest expense	(165,390)	(13,464)	(151,926)	1128.4%
Other expense	—	(2,306)	2,306	-100.0%
Other income (expense), net	265,629	212,394	53,235	25.1%
Loss before income taxes	$(14,242,786)	(11,387,870)	(2,854,916)	25.1%
Income tax expense	4,338	6,300	(1,962)	-31.1%
Net loss	$(14,247,124)	(11,394,170)	(2,852,954)	25.0%

Sales from FemVue decreased by $134,248 or 11.1%, to $1,071,970 in 2023 from $1,206,218 in 2022. The decrease is attributable to reduced U.S. and international sales of $76,434 and $57,814, respectively for the comparable periods. U.S. sales decreased by 7.0% in 2023 as compared to 2022, represented by a 9.0% decrease in units sold, offset by a slightly increased average selling price. International sales decreased by 49.9% in 2023 compared to 2022, represented by a 50.1% decrease in units sold, offset by a 0.4% increase in the average selling price.

Cost of sales

Cost of sales decreased by $61,869, or 14.0%, to $380,069 in 2023 from $441,938 in 2022. The decrease in cost of sales is primarily attributed to reduced sales and certain manufacturing efficiencies.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Year Ended December 31,
	2023	2022
Compensation and related personnel costs	$3,733,928	2,935,580
Clinical-related costs	1,702,985	1,839,643
Material and development costs	1,091,930	548,623
Professional and outside consultant costs	570,628	344,701
Other costs	109,230	145,208
Total research and development expenses	$7,208,701	5,813,755

R&D expenses increased by $1,394,946 or 24.0%, to $7,208,701 in 2023 from $5,813,755 in 2022. The increase of $1,394,946 is primarily due to increased compensation costs, material and development costs, and professional and outside consultant costs, partially offset by reduced clinical-related costs and other costs.

Sales and marketing

Sales and marketing expenses increased by $91,274 or 16.3%, to $650,126 in 2023 from $558,852 in 2022. The net increase relates primarily to marketing and travel costs to promote our commercial products.

General and administrative

General and administrative expenses increased by $1,427,304, or 26.3%, to $6,858,008 in 2023 from $5,430,704 in 2022. The increase relates primarily to increased compensation costs, share-based compensation expense and professional costs, partially offset by decreased facility and other overhead costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $77,752, or 13.9%, to $483,481 in 2023 from $561,233 in 2022. The decrease relates to depreciation expense associated with the Company’s fixed assets and amortization expense associated with the Company’s intangible assets that have reached the end of their useful lives.

Other income (expense)

Total other income (expense) increased by $53,235, or 25.1%, to $265,629 in 2023 from $212,394 in 2022. The increase relates to interest income, partially offset by interest expense and non-cash discount amortization related to the convertible notes payable.

Income tax expense

Income tax expense decreased by $1,962 or 31.1%, to $4,338 in 2023 from $6,300 in 2022 due to a decrease in the minimum net worth taxes we are required to pay.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through December 31, 2023, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of December 31, 2023, we had $21,716,077 of cash and cash equivalents and an accumulated deficit of $108,381,629.

In July 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. In October 2023, the Sales Agent was authorized to sell shares of common stock for an aggregate offering price up to $16.7 million pursuant to the prospectus. As of December 31, 2023, approximately 3.3 million shares of common stock have been sold for aggregate proceeds of $7.7 million under the Equity Distribution Agreement pursuant to the prospectus.

In April 2023, we sold an aggregate of (i) 1,318,000 shares of common stock and (ii) pre-funded warrants to purchase up to 1,878,722 shares of common stock in a registered direct offering and, in a concurrent private placement, warrants to purchase up to 3,196,722 shares of common stock. Additionally, common warrants were issued to the placement agent in this transaction to purchase up to 191,803 shares of common stock as compensation for services, collectively the (“April 2023 Financing”). The purchase price per share for the common stock, prefunded warrants was $1.22 and $1.2199, respectively. The net proceeds from the April 2023 Financing at closing were approximately $3.4 million. The warrants in the April 2023 Financing were fully exercised for cash for additional proceeds of $3.5 million.

In November 2023, we entered into a securities purchase agreement with certain accredited investors pursuant to which we sold (i) senior unsecured convertible notes in an aggregate principal amount of $6,850,000, convertible into shares of common stock at a conversion price of $1.18 per share, (ii) Series A Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.18 per share, and (iii) Series B Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.475 per share (collectively, the “November 2023 Financing”). Net proceeds from the November 2023 Financing were $6.3 million. If exercised for cash, the warrants issued in the November 2023 Financing could result in proceeds of up to an additional $15.4 million.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents are expected to be sufficient to fund our ongoing operations into the second half of 2025. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate.

Our cash and cash equivalents as of December 31, 2023 will not be sufficient to fund all of our product candidates through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidates. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidates, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

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

Cash Flows

Comparison of the Years Ended December 31, 2023 and 2022

The following table summarizes our cash flows for the years ended December 31:

	Year Ended December 31,
	2023	2022
Net cash used in operating activities	$(11,280,546)	(10,731,973)
Net cash used in investing activities	(143,917)	(407,475)
Net cash provided by (used in) financing activities	20,178,604	(681,645)
Net change in cash and cash equivalents	$8,754,141	(11,821,093)

Operating activities

In 2023, cash used in operating activities was $11,280,546, attributable to a net loss of $14,247,124, offset by non-cash charges of $1,745,072 and a net change in our net operating assets and liabilities of $1,221,506. Non-cash charges primarily consisted of $675,700 in stock-based compensation, $907,985 in depreciation and amortization and $107,963 in amortization of the discount on the convertible notes. The change in our net operating assets and liabilities was primarily due to an increase of $1,614,647 in accounts payable and accrued liabilities, partially offset by and a decrease of $440,489 in lease liabilities.

In 2022, cash used in operating activities was $10,731,973, attributable to a net loss of $11,394,170 and a net change in our net operating assets and liabilities of $458,267, offset by non-cash charges of $1,120,464. Non-cash charges primarily consisted of $224,939 in stock-based compensation and $889,140 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to an increase of $232,553 in inventory and a decrease of $383,616 in lease liabilities, offset by a change in prepaid and other assets of $295,862.

Investing activities

In 2023, cash used in investing activities for the purchase of equipment was $143,917.

In 2022, cash used in investing activities for the purchase of equipment was $407,475.

Financing activities

In 2023, cash provided by financing activities was $20,178,604, attributable primarily to cash provided by proceeds from the issuance of stock and subsequent warrant exercises of $7,587,977, sales under the at-the-market facility of $7,665,066, and the issuance of convertible notes for $6,850,000. Cash used in financing activities included payments of offering costs of $1,072,908, repayments on notes payable of $610,340, issuance costs for the at-the-market facility of $229,953 and payments under lease obligations of $16,193.

In 2022, cash used in financing activities was $681,645, attributable to payments of deferred offering costs of $232,845, repayments on notes payable of $505,205 and payments under lease obligations of $23,058, partially offset by proceeds from issuance of common stock of $79,463.

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

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of December 31, 2023, we have not had a history of significant returns.

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

Recent Accounting Pronouncements

See Notes 2(ab) and 2(ac) to our financial statements in Part II, Item 8 for information related to recently issued accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

 Interest rate risk

Our cash and cash equivalents as of December 31, 2023 consisted of $21,716,077 in bank deposits and money market funds that earn interest. We believe such interest-earning instruments carry a low degree of interest rate risk. The goals of our investment policy are liquidity and capital preservation; we do not enter into investments for trading or speculative purposes and have not used any derivative financial instruments to manage our interest rate exposure. We believe that we do not have any material exposure to changes in the fair value of these assets as a result of changes in interest rates due to the short-term nature of our cash and cash equivalents.

Foreign currency exchange risk

As we expand internationally, our results of operations and cash flows may become increasingly subject to fluctuations due to changes in foreign currency exchange rates. Our functional currency is the U.S. dollar, and our revenue is denominated primarily in U.S. dollars. For the years ended December 31, 2023 and 2022, all our sales were in U.S. dollars. Our expenses are generally denominated in the currencies in which our operations are located, which is primarily in the United States. A 10% change in exchange rates would not result in a material change in fair value of our cash and accounts receivable in 2023. As our operations in countries outside of the United States grow, our results of operations and cash flows may be subject to fluctuations due to changes in foreign currency exchange rates, which could harm our business in the future. To date, we have not entered into any material foreign currency hedging contracts, although we may do so in the future.

Concentration of credit risk

As of December 31, 2022, substantially all of our cash and cash equivalents were held at Silicon Valley Bank (SVB), and the amounts frequently exceeded federally insured limits. On March 10, 2023, the Federal Deposit Insurance Corporation (FDIC) announced that SVB had been closed by the California Department of Financial Protection and Innovation. The United States Department of the Treasury announced in a joint statement with the Federal Reserve and FDIC that depositors of SVB will have access to all of their money starting March 13, 2023, including funds exceeding federally insured limits. As a result we did not experience any losses with respect to our funds that had been deposited with SVB. We are exposed to credit risk in the event of default by the financial institutions holding our cash and cash equivalents. If we are unable to access our cash and cash equivalents as needed, our financial position and ability to operate our business will be adversely affected.

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

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Femasys Inc. (the Company) as of December 31, 2023 and 2022, the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia
March 28, 2024

FEMASYS INC.
Balance Sheets

Assets	December 31, 2023	December 31, 2022
Current assets:
Cash and cash equivalents	$21,716,077	12,961,936
Accounts receivable, net	98,906	77,470
Inventory, net	667,118	436,723
Prepaid and other current assets	695,879	655,362
Total current assets	23,177,980	14,131,491
Property and equipment, at cost:
Leasehold improvements	1,212,417	1,195,637
Office equipment	47,308	99,344
Furniture and fixtures	414,303	419,303
Machinery and equipment	2,559,356	2,572,243
Construction in progress	423,077	413,843
	4,656,461	4,700,370
Less accumulated depreciation	(3,545,422)	(3,217,319)
Net property and equipment	1,111,039	1,483,051
Long-term assets:
Lease right-of-use assets, net	2,380,225	319,557
Intangible assets, net of accumulated amortization	—	3,294
Other long-term assets	1,086,581	958,177
Total long-term assets	3,466,806	1,281,028

Total assets	$27,755,825	16,895,570

(continued)

FEMASYS INC.
Balance Sheets

Liabilities and Stockholders’ Equity	December 31, 2023	December 31, 2022
Current liabilities:
Accounts payable	$1,137,823	510,758
Accrued expenses	1,444,296	456,714
Note payable	—	141,298
Clinical holdback – current portion	65,300	45,206
Lease liabilities – current portion	406,636	373,833
Total current liabilities	3,054,055	1,527,809
Long-term liabilities:
Clinical holdback – long-term portion	54,935	96,658
Convertible notes payable, net (including related parties)	4,258,179	—
Lease liabilities – long-term portion	2,036,067	28,584
Total long-term liabilities	6,349,181	125,242
Total liabilities	9,403,236	1,653,051
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized, 21,774,604 shares issued and 21,657,381 outstanding as of December 31, 2023; and 11,986,927 shares issued and 11,869,704 outstanding as of December 31, 2022	21,775	11,987
Treasury stock, 117,223 common shares	(60,000)	(60,000)
Warrants	2,787,137	567,972
Additional paid-in-capital	123,985,306	108,857,065
Accumulated deficit	(108,381,629)	(94,134,505)
Total stockholders’ equity	18,352,589	15,242,519

Total liabilities and stockholders’ equity	$27,755,825	16,895,570

See accompanying notes to financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
Years ended December 31, 2023 and 2022

	December 31, 2023	December 31, 2022
Sales	$1,071,970	1,206,218
Cost of sales (excluding depreciation expense)	380,069	441,938

Operating expenses:
Research and development	7,208,701	5,813,755
Sales and marketing	650,126	558,852
General and administrative	6,858,008	5,430,704
Depreciation and amortization	483,481	561,233
Total operating expenses	15,200,316	12,364,544
Loss from operations	(14,508,415)	(11,600,264)
Other income (expense):
Interest income	431,019	228,164
Interest expense	(165,390)	(13,464)
Other expense	—	(2,306)
Total other income	265,629	212,394
Loss before income taxes	(14,242,786)	(11,387,870)
Income tax expense	4,338	6,300

Net loss	$(14,247,124)	(11,394,170)

Net loss attributable to common stockholders, basic and diluted	$(14,247,124)	(11,394,170)

Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	(0.96)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,384,376	11,815,019

See accompanying notes to financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity

									Accumulated other		Total
	Common stock		Treasury common stock		Preferred stock			Additional	comprehensive	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Warrants	paid-in capital	loss, net of tax	deficit	equity

Balance at December 31, 2021	11,921,388	11,921	117,223	(60,000)	—	—	702,492	108,418,304	—	(82,740,335)	26,332,382
Issuance of common stock for cash upon exercise of options	9,445	10	—	—	—	—	—	16,141	—	—	16,151
Issuance of common stock in connection with Employee Stock Purchase Plan	4,843	5	—	—	—	—	—	3,724	—	—	3,729
Issuance of common stock in connection with at-the-market offering, net of issuance costs	51,251	51	—	—	—	—	—	59,437	—	—	59,488
Share-based compensation expense	—	—	—	—	—	—	—	224,939	—	—	224,939
Expiration of warrant	—	—	—	—	—	—	(134,520)	134,520	—	—	—
Net loss	—	—	—	—	—	—	—	—	—	(11,394,170)	(11,394,170)
Balance at December 31, 2022	11,986,927	11,987	117,223	(60,000)	—	—	567,972	108,857,065	—	(94,134,505)	15,242,519
Issuance of common stock and warrants in connection with April 2023 Financing, net of offering costs	1,318,000	1,318	—	—	—	—	2,526,664	818,014	—	—	3,345,996
Issuance of common stock in connection with at-the-market offering, net of issuance costs	3,259,623	3,260	—	—	—	—	—	7,419,954	—	—	7,423,214
Issuance of warrants in connection with convertible notes, including related parties							2,219,165	—	—	—	2,219,165
Issuance of common stock in connection with Employee Stock Purchase Plan	11,616	12	—	—	—	—	—	4,943	—	—	4,955
Exercise of pre-funded warrants	1,878,722	1,879	—	—	—	—	(1,176,533)	1,174,842	—	—	188
Exercise of common warrants	3,319,716	3,319	—	—	—	—	(1,350,131)	5,034,788	—	—	3,687,976
Share-based compensation expense	—	—	—	—	—	—	—	675,700	—	—	675,700
Net loss	—	—	—	—	—	—	—	—	—	(14,247,124)	(14,247,124)
Balance at December 31, 2023	21,774,604	$21,775	117,223	$(60,000)	—	$—	$2,787,137	$123,985,306	$—	$(108,381,629)	$18,352,589

See accompanying notes to financial statements.

FEMASYS INC.
Statements of Cash Flows
Years ended December 31, 2023 and 2022

	Years ended December 31
	2023	2022
Cash flows from operating activities:
Net loss	$(14,247,124)	(11,394,170)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	480,187	539,434
Amortization	3,294	21,799
Amortization of right-of-use assets	424,504	327,907
Inventory reserve	5,886	4,100
Loss on fixed asset dispositions	47,538	2,285
Share-based compensation expense	675,700	224,939
Amortization of debt issuance costs and discount	107,963	—
Changes in operating assets and liabilities:
Accounts receivable	(21,436)	6,788
Inventory	(236,281)	(232,553)
Prepaid and other assets	282,169	295,862
Accounts payable	627,065	65,236
Accrued expenses	987,582	(147,073)
Lease liabilities	(440,489)	(383,616)
Other liabilities	22,896	(62,911)
Net cash used in operating activities	(11,280,546)	(10,731,973)
Cash flows from investing activities:
Purchases of property and equipment	(143,917)	(407,475)
Net cash used in investing activities	(143,917)	(407,475)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants in April 2023 Financing	3,899,813	—
Equity issuance costs for April 2023 Financing	(547,764)	—
Proceeds from convertible notes, including related parties	6,850,000	—
Issuance costs for convertible notes, including related parties	(525,144)	—
Proceeds from exercise of pre-funded warrants	188	—
Proceeds from exercise of common warrants	3,687,976	—
Proceeds from common stock issued through ESPP and exercised options	4,955	19,880
Proceeds from at-the-market sales of common stock	7,665,066	59,583
Issuance costs for at-the-market sales of common stock	(229,953)	—
Payments of deferred offering costs	—	(232,845)
Repayment of note payable	(610,340)	(505,205)
Payments under lease obligations	(16,193)	(23,058)
Net cash provided by (used in) financing activities	20,178,604	(681,645)
Net change in cash and cash equivalents	8,754,141	(11,821,093)
Cash and cash equivalents:
Beginning of period	12,961,936	24,783,029
End of period	$21,716,077	12,961,936

Supplemental cash flow information
Cash paid for:
Interest	$9,903	13,464
Income taxes	$4,550	5,050
Non-cash investing and financing activities:
Right-of-use asset obtained in exchange for a lease liability	$2,496,968	—
Commissions costs relating to certain proceeds from issuance of common stock	$—	1,843
Prepaid insurance financed with promissory notes	$—	141,298
Fair value of warrants issued in connection with convertible notes	$2,219,165	—
Deferred offering costs reclassified to additional paid-in-capital	$17,952	95

See accompanying notes to financial statements.

(1)	Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the Company or Femasys) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a leading biomedical company focused on addressing significant unmet needs of women worldwide with a broad portfolio of in-office, accessible, and innovative therapeutic and diagnostic products solutions, including a lead revolutionary product candidate and FDA-cleared products. The Company’s mission is to provide women with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics focused on servicing the reproductive health needs for those seeking solutions for infertility issues (FemaSeed®) or permanent birth control (FemBloc®). The Company currently operates as one segment with an initial focus on servicing the reproductive health needs for those seeking solutions for infertility issues or permanent birth control.

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemaSeed, a solution which enables directed intratubal insemination to improve on traditional intrauterine insemination (IUI) and provides a lower cost option to in vitro fertilization methods, received approval to sell FemaSeed in Canada in April 2023. In September 2023 the Company received 510(k) clearance from the FDA for FemaSeed for intratubal insemination. The clinical trial was still ongoing at the time of receiving regulatory clearance, however, enrollment was completed in November 2023. FemVue®, a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemChec®, allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success). FemCerv® is a solution for complete tissue sampling with minimal contamination of the endocervical canal as an alternative to the single biopsy method, and is approved for sale in the U.S. and Canada. FemCath®™, allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S. and Canada.  FemBloc, the Company’s solution for permanent birth control, is based on the Company’s non-surgical platform technology and in June 2023 Femasys received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial. In August 2023 Femasys announced the initiation of enrollment in the FINALE [Prospective Multi-Center Trial for FemBloc Intratubal Occlusion for TranscervicAL Permanent Birth Control] pivotal trial designed to evaluate the safety and efficacy of FemBloc. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market.

Basis of Presentation

The Company has prepared the accompanying financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).

Liquidity

The Company had previously disclosed in the financial statements as of and for the year ended December 31, 2022, that substantial doubt regarding the Company’s ability to continue as a going concern existed. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of December 31, 2023 of $108,381,629. For the year ended December 31, 2023, the Company generated a net loss of $14,247,124. The Company expects such losses to increase over the next few years as the Company advances FemBloc through clinical development until FDA approval is received and the product is available to be marketed.

Although the Company has a history of negative cash flows from operations and losses, the Company raised $20,800,182, net during 2023 (see Notes 7 and 9). As of December 31, 2023, the Company has cash and cash equivalents of $21,716,077. Based on the improvement in its cash position during 2023, the Company believes it has sufficient financial resources to fund operations and meet its capital requirements and anticipated obligations as they come due in the next twelve months. Therefore, the Company has concluded that the conditions and events raising substantial doubt no longer exist. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, in the future with additional equity and/or debt financing arrangements, and revenue primarily from the sale of FemVue and FemaSeed to support the Company’s research and development activities, largely in connection with FemBloc. While we believe that our cash will provide sufficient cash to fund operations to meet our capital requirements and anticipated obligations as they become due, uncertainty around the Company’s product acceptance in the market could have a negative impact on our liquidity.

There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted. The Company’s ability to meet its obligations in the ordinary course of business is dependent upon its ability to manage financing and generate sufficient cash flow to meet its obligations and ultimately to attain profitable operations. Although management plans to ensure the Company will continue as a going concern, there is no assurance that viability can be obtained since the availability and amount of such funding is not certain. As such, there can be no assurance that the Company will be able to obtain additional liquidity if needed or under acceptable terms, if at all.

(2)	Summary of Significant Accounting Policies

(a)	Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include stock options, warrants, the valuation of useful lives of property and equipment, and clinical trial cost accruals. Actual results could differ from those estimates.

(b)	Certain Risk and Uncertainties

Most of the products being developed by the Company, such as FemBloc, will require approval from the FDA or corresponding foreign regulatory agencies prior to commercial sales. FemaSeed Intratubal Insemination Product, FemCath (formally FemVue) Cornual Balloon Catheter, FemVue Saline‑Air Device, FemChec Pressure Management Device, and FemCerv Endocervical Sampler have achieved FDA clearance. FemaSeed, FemCath and FemCerv have also received approval in Canada and FemVue has also received approval to sell in Canada, Hong Kong and Japan. There can be no assurance the Company’s other products in development will receive the necessary clearances. If the Company is denied clearance or clearance is delayed, it might have a material adverse impact on the Company.

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

Certain of the Company’s financial instruments, including cash, notes payable and other liabilities approximate their fair value because of the short‑term maturity of these financial instruments. The fair value of the Company’s cash equivalents is based on Level 1 inputs, and the fair value of stock options, convertible notes and warrants are based on Level 3 inputs. See Notes 3, 7, 9 and 10 for additional details.

(d)	Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of amounts invested in money market mutual funds and are stated at fair value. See Note 2(s) for information on concentration of credit risk.

(e)	Accounts Receivable

The Company grants trade credit to customers in the normal course of business and does not require collateral or any other security to support its receivables. Management reviews its accounts receivable monthly for any collection issues. Potentially uncollectible accounts are written off to bad debt expense when it is determined that the likelihood a customer account is uncollectible is probable. For the year ending December 31, 2023, the Company had no write-offs, compared to $977 in 2022. As of December 31, 2023 and 2022, the Company’s reserves for uncollectible accounts were $2,000 and $2,048, respectively.

(f)	Inventories

Inventories are stated at the lower of cost or net realizable value. Cost, which includes amounts related to materials, labor and overhead, is determined on a first‑in, first‑out basis.  Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal, and transportation.

Management reviews inventories continually for aging or obsolescence and accounts for such items once identified. In 2023 and 2022, the Company disposed of inventory in the amount of $4,409 and $2,847, respectively. As of December 31, 2023 and 2022, the FemVue reserve for slow moving, obsolete, or unusable inventories was $3,580 and $2,103, respectively.

Inventory stated at cost, net of reserve, consisted of the following as of December 31:

	2023	2022
Materials	$367,934	244,498
Work in progress	128,993	100,453
Finished goods	170,191	91,772
Inventory, net	$667,118	436,723

(g)	Other Assets

The Company has research tax credits that are available to the Company to offset future payroll withholding liabilities. As of December 31, 2023 and 2022, the total amount of these credits is $928,234 and $891,062, respectively. The Company has included these amounts on the accompanying balance sheets as follows as of December 31:

	2023	2022
Prepaid and other current assets	$224,000	212,134
Other long-term assets	704,234	678,928
Research tax credits available to the Company	$928,234	891,062

(h)	Property and Equipment

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

Depreciation expense for the years ended 2023 and 2022 was $468,391 and $521,151, respectively. In 2023, the Company disposed of property and equipment at a cost of $187,826 with a net book value of $47,538, which is recorded in operating expenses on the statements of comprehensive loss. In 2022, the Company disposed of property and equipment at a cost of $28,234 with a net book value of $2,285, which is recorded in other expense on the statements of comprehensive loss.

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

The Company records operating leases as right-of-use assets and operating lease liabilities in its balance sheets for all operating leases with terms exceeding one year. Right-of-use assets represent the right to use an underlying asset for the lease term, including extension options considered reasonably certain to be exercised, and operating lease liabilities to make lease payments. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. To the extent that lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. The expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses in the Company’s statements of comprehensive loss. Non-lease components included in lease agreements are accounted for separately. The Company records finance leases as right-to-use assets and finance lease liabilities in its balance sheets for all finance leases with terms exceeding one year, similar to operating leases, and records interest expense and depreciation expense on the right-of-use asset in the statements of comprehensive loss.

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

	2023	2022
Cost	$1,668,951	1,668,951
Accumulated amortization	(1,668,951)	(1,665,657)
Net book value	$—	3,294

Amortization expense for intangible assets for the years ended December 31, 2023 and 2022 was $3,294 and $21,799, respectively.

(l)	Deferred Offering Costs

Deferred offering costs, which consisted mainly of legal, consulting, and accounting fees directly attributable to a strategic financing transaction, were capitalized in accordance with Staff Accounting Bulletin (SAB) Topic 5.A Expenses of Offering, codified in Accounting Standards Codification (ASC) 340-10-S99-1 Other Assets and Deferred Costs.

During 2022, the Company incurred $232,845 in deferred offering costs in connection with prospectuses filed in July 2022, including an offering to sell up to $150 million in stock, debt securities and warrants, and an Equity Distribution Agreement entered into with Piper Sandler which included an at-the-market (ATM) facility. These deferred offering costs will be offset against the total proceeds from the issuance of common stock available under the prospectuses, and the Company will expense any remaining balance of deferred offering costs if $150 million prospectuses is terminated or aborted. As of December 31, 2023, and 2022, the Company offset $17,952 and $95, respectively of deferred offering costs in connection with the gross proceeds issued under the prospectuses.

As of December 31, 2023 and 2022, deferred offering costs capitalized were $214,798 and $232,750, respectively, and are included in other long-term assets in the accompanying balance sheet.

(m)	Accrued Expenses

Accrued compensation costs include incentive compensation and unused paid time off. Accrued clinical trial expenses include research and development costs for third-party services, largely related to the Company’s clinical trials, which are estimated based upon the services provided but not yet invoiced. These costs, at times, may be a significant component of the research and development expenses and the Company makes estimates in determining the accrued expense each period. As actual costs become known, the Company adjusts its accrual. Other accrued expenses include director fees, taxes and other miscellaneous accrued expenses.

Accrued expenses consisted of the following as of December 31:

	2023	2022
Incentive and other compensation costs	$1,082,606	85,191
Clinical trial costs	276,141	333,440
Director fees	60,210	—
Franchise taxes	12,160	26,886
Other	13,179	11,197
Accrued expenses	$1,444,296	456,714

(n)	Clinical Holdback

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

The following table shows the activity within the clinical holdback liability accounts for the year ended December 31, 2023:

Balance at December 31, 2022	$141,864
Clinical holdback retained	5,900
Clinical holdback paid	(27,529)
Balance at December 31, 2023	$120,235
Less: clinical holdback - current portion	(65,300)
Clinical holdback - long-term portion	$54,935

The following table shows the activity within the clinical holdback liability accounts for the year ended December 31, 2022:

Balance at December 31, 2021	$168,738
Clinical holdback retained	21,456
Clinical holdback paid	(48,330)
Balance at December 31, 2022	$141,864
Less: clinical holdback - current portion	(45,206)
Clinical holdback - long-term portion	$96,658

(o)	Convertible Notes with Warrants (November 2023 Financing)

The Company accounts for its convertible notes (“Notes”) based on an assessment of the convertible note terms and applicable guidance ASC 470-20, Debt with Conversion and Other Options and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity. The convertible notes are recorded as a long-term liability in the balance sheets and the Company did not separate the conversion feature from the host contract as it did not meet the requirements for accounting as a derivative instrument. The convertible notes are accounted for as a single liability measured at its amortized cost.

The Company accounts for the warrants issued in conjunction with the convertible notes based on an assessment of applicable guidance under ASC 480, Distinguishing Liabilities from Equity and ASC 815. The warrants are recorded as equity and do not qualify for derivative accounting. Under ASC 470-20, for debt issued with warrants, the Company treats the warrants as a debt discount, recorded as a contra-liability against the debt, and amortize the balance over the life of the underlying debt as interest expense in the statements of comprehensive loss. The offset to the contra-liability is recorded as additional paid-in capital in the balance sheets.

The convertible notes are recorded net of debt issuance costs and a discount. The portion of the debt issuance costs allocated to the convertible notes, based on the amount of proceeds allocated between the convertible notes and warrants, is being amortized over the term of the convertible notes using the effective interest method in addition to the discount initially recognized for the fair value of warrants from the convertible notes. The amortization of debt issuance costs and discount is included in interest expense in the statements of comprehensive loss. If the debt is retired early, the associated debt discount will then recognized immediately as interest expense in the statements of comprehensive loss. See Note 7 for additional information on the November 2023 Financing.

(p)	Common Stock Warrants

The Company accounts for its common stock warrants as equity-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance under ASC 480 and ASC 815. The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, whether the warrants meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. For issued warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital at the time of issuance.

(q)	Revenue Recognition

The Company’s policy is to recognize revenue when a customer obtains control of the promised goods under ASC 606, Revenue from Contracts with Customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods, and the Company has elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. The Company does not have multiple performance obligations in its customer orders, so revenue is recognized upon shipment of the Company’s goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. There was no revenue recognized during the years ended December 31, 2023 and 2022 from performance obligations satisfied or partially satisfied in prior periods. Additionally, there were no unsatisfied performance obligations as of December 31, 2023 and 2022.

The majority of products sold directly to U.S customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to the Company’s international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of December 31, 2023, the Company has not had a history of significant returns.

The following table summarizes the Company’s sale primarily from FemVue, by geographic region for the years ending December 31:

Primary geographical markets	2023	2022
U.S.	$1,013,925	1,090,359
International	58,045	115,859
Total	$1,071,970	1,206,218

(r)	License, Manufacturing, and Supply Agreement – Bayer Yakuhin

The Company entered into a FemVue License, Manufacturing, and Supply Agreement with Bayer Yakuhin, Ltd., a wholly owned subsidiary of Bayer AG, in 2012. The Company sells products based on purchase orders provided by Bayer Yakuhin in accordance with their agreement. Control and risk of ownership transfer at the time of shipment and Femasys records revenue at that time.

(s)	Concentration of Credit Risk

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

The Company generates revenue from sales directly to U.S. customers and to the Company’s international distributors with all prices in U.S. dollars. For the year ended December 31, 2022, Bayer Yakuhin, Ltd. accounted for 10% of total revenue. No other customers accounted for more than 10% of total revenue for the year ended December 31, 2023. As of December 31, 2023 and 2022, the Company had two customers and one customer, respectively, with accounts receivable balances greater than 10% of total receivables. The balances for these customers were 19% and 11% as of December 31, 2023 and 10% as of December 31, 2022.

(t)	Research and Development

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

(u)	Sales and Marketing

The Company’s sales and marketing expenses consist of direct expenses related to employee compensation, including salary, benefits and stock-based compensation, advertising and marketing, business development, customer service and travel.

(v)	General and Administrative

The Company’s general and administrative expenses include accounting, human resources, and general corporate expenses. These expenses are primarily related to employee compensation, including salary, benefits, and stock‑based compensation. General corporate expenses generally relate to office rent, utilities, insurance, legal, and professional fees.

(w)	Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were $18,738, and $41,022 for the years ended December 31, 2023 and 2022, respectively. They are reflected in sales and marketing expenses in the statements of comprehensive loss.

(x)	Stock-Based Compensation

Share‑based payments, including grants of stock options, are recognized in the financial statements based on their fair value. The fair value of stock options is estimated using the Black‑Scholes model. This model requires the input of highly subjective assumptions, including the expected term of the award, expected stock volatility, and the price of the underlying shares of stock. Details of the stock‑based compensation and accounting treatment are discussed in Note 10.

(y)	Income Taxes

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

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company has determined it had no unrecognized tax benefits as of December 31, 2023 and 2022.

As of December 31, 2023, the 2020 through 2023 tax years remain subject to examination by federal and most state tax authorities. The use of net operating losses generated in tax years prior to 2020 may also subject returns for those years to examination.

(z)	Other Income

For the years ended December 31, 2023 and 2022, the Company recorded no other income.

(aa)	Net Loss per Share Attributable to Common Stockholders

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

(ab)	Recently Issued Accounting Pronouncements – Recently Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires a financial asset (or a group of financial assets) measured at amortized cost to be presented at the net amount expected to be collected. The ASU is intended to improve financial reporting by requiring earlier recognition of credit losses on certain financial assets including trade and financing receivables. The ASU replaces the current incurred loss impairment model that recognizes losses when a probable threshold is met with a requirement to recognize lifetime expected credit losses immediately when a financial asset is originated or purchased. Additionally, from 2016 through 2023, the FASB issued additional related ASUs that provide further guidance and clarification and become effective for the Company upon the adoption of ASU 2016-13. The Company adopted ASU 2016-13 and its related ASUs (collectively referred to as Topic 326) effective January 1, 2023 using a modified retrospective transition approach. As a result, the Company was not required to adjust its comparative period financial information for effects of the standard or make the new required credit loss allowance disclosures for periods before the date of adoption. Prior period amounts continue to be presented in accordance with previously applicable GAAP. The Company’s adoption of this new guidance did not have a material impact on the Company’s financial statements and footnote disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. ASU 2020-06 reduces the number of accounting models for convertible instruments and allows more contracts to qualify for equity classification. ASU 2020-06 is effective for the Company’s annual reporting periods beginning after December 15, 2023. Adoption is either with a modified retrospective method or a fully retrospective method of transition. Early adoption is permitted, but no earlier than annual periods beginning after December 15, 2020. The Company adopted the standard on January 1, 2023 with a fully retrospective transition approach.

(ac)	Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 28): Improvements to Reportable Segment Disclosures. The ASU improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The ASU improves financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in this update are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. Management is currently assessing the impact of this standard on the Company’s financial statements and will adopt the ASU on January 1, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company is currently evaluating the effect that adoption of ASU 2023-09 will have on its financial statements and expects to adopt the ASU on January 1, 2025.

No other new accounting pronouncements not yet effective are expected to have a material impact on the Company’s financial statements.

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

The Company’s options on common stock and warrants are classified as equity instruments and are measured at fair value at issue date. The Company values the options based on the Black‑Scholes option pricing model. The Company uses unobservable inputs for the model’s assumptions, including management’s assumptions of the Company’s volatility and price of the underlying stock. The Company’s convertible notes are measured at fair value at each reporting period. See Notes 7, 9 and 10 for additional information.

(4)	Cash and Cash Equivalents

As of December 31, 2023 and 2022, money market funds included in cash and cash equivalents on the balance sheets were $21,278,895 and $12,553,557, respectively, which represent Level 1 within the fair value hierarchy (see Note 3).

(5)	Commitments and Contingencies

(a)	Operating Leases

As of December 31, 2023, the Company has the right of use for its facilities located in Suwanee, GA under a long-term operating lease agreement, as amended (Lease Agreement), which expires April 2029. The Company has the option (Extension Option) to extend the term for one consecutive term of five years each at the greater of the then current prevailing rental rate or current base rent rate, as agreed by both parties, and upon certain terms and conditions. The Company must provide written notice of its intent to exercise this extension option at between nine and 12 months prior to the expiration date of April 2029. Under the terms of the lease agreement, the Company’s monthly rent is subject to increases on an annual basis. As of December 31, 2023, the Company’s monthly rent payment was $47,029.

Operating right-of-use assets and lease liabilities consist of the following as of December 31:

	2023	2022
Lease right-of-use assets	$2,380,225	307,761

Lease liabilities:	2023	2022
Lease liabilities – current portion	$406,636	357,640
Lease liabilities – long-term portion	2,036,067	28,584
Total	$2,442,703	386,224

As of December 31, 2023 and 2022, the weighted average discount rate for all operating leases with initial terms of more than one year was approximately 10% and the weighted average remaining term for operating leases was 5.3 years and 1.1 years, respectively.

The operating lease agreement for the Company’s facility includes non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses are included in general and administrative expenses in the Company’s statements of comprehensive loss and are summarized as follows for the years ending December 31:

Lease cost:	2023	2022
Operating lease cost	$469,995	485,598
Short-term lease cost	6,917	5,730
Variable lease cost	78,367	41,198
Total	$555,279	532,526

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of December 31, 2023:

Operating leases:
2024	$451,750
2025	629,340
2026	654,514
2027	680,694
2028	707,922
2029	243,835
Total undiscounted lease payments -operating leases	3,368,055
Less: imputed interest	(925,352))
Lease liability	2,442,703
Less: current portion of lease liability	(406,636))
Lease liability, less current portion	$2,036,067

(b)	Financing Leases

As of December 31, 2022, the Company had the right of use for certain leasehold improvements and office equipment at its facility located in Suwanee, GA. Lease expense was recognized as payment of financing lease, depreciation expense and interest expense. The financing leases ended during 2023.

Financing right-of-use assets and lease liabilities consist of the following as of December 31, 2022:

2022
Lease right-of-use assets	$150,122
Accumulated depreciation	(138,326)
Net	$11,796

Lease liabilities:	2022
Lease liabilities – current portion	$16,193
Lease liabilities – long-term portion	—
Total	$16,193

As of December 31, 2022, the weighted average discount rate for all financing leases with initial terms of more than one year was approximately 10%, and the weighted average remaining term for financing leases was 0.7 years. During 2023, the finance leases reached the end of their lease terms. Depreciation expense associated with the Company’s financing leases was $11,796 and $18,283 for the years ended December 31, 2023 and 2022, respectively. Interest expense associated with the financing leases was $599 and $2,892 for the years ended December 31, 2023 and 2022, respectively.

(c)	Clinical Trial Agreements (CTAs)

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

Occasionally, the Company may be a party to legal claims or proceedings of which the outcomes are subject to significant uncertainty. In accordance with ASC 450, Contingencies, the Company will assess the likelihood of an adverse judgment for any outstanding claim as well as ranges of probable losses. When it has been determined that a loss is probable and the amount can be reasonably estimated, the Company will record a liability. For the years ended December 31, 2023 and 2022, there were no material legal contingencies requiring accrual or disclosure.

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director who is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2023 and 2022.

(6)	Notes Payable

AFCO Credit Corporation (AFCO)

In June 2022, the Company executed a Promissory Note with AFCO to finance certain insurance premiums totaling $465,380, requiring the Company to pay $47,539 in a down payment and make monthly installment payments. The annual interest rate was 5.7% and the monthly installment payment was $47,539, which represents principal and interest. The final installment payment was paid in March of 2023.

In July 2023, the Company executed another Promissory Note with AFCO to finance certain insurance premiums totaling $469,042, requiring the Company to pay $48,423 in a down payment and make monthly installment payments. The annual interest rate was 8.6% and the monthly installment payment was $48,423, which represents principal and interest. The Promissory Note was paid in full without penalty during November 2023.

As of December 31, 2023 and December 31, 2022, the principal balance on the AFCO note was $0 and $141,298, respectively and is included in Note payable in the accompanying balance sheets. Interest expense in connection with the AFCO Promissory Notes was $12,304 and $10,572 for the years ended December 31, 2023 and 2022, respectively.

(7)	Convertible Notes with Warrants (November 2023 Financing)

On November 21, 2023, the Company issued (i) senior unsecured convertible notes in an aggregate principal amount of $6,850,000, convertible into shares of common stock at a conversion price of $1.18 per share, (ii) Series A Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.18 per share, and (iii) Series B Warrants, together with the Series A Warrants, and, together with the convertible notes, to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.475 per share. The financing resulted in aggregate gross proceeds of $6,850,000, before $525,144 of transaction costs. The Company intends to use the net proceeds from the offering for general corporate purposes.

The Notes accrue interest at a rate of 6.0% per annum, payable annually, in cash or shares of common stock at the Company’s option, and mature on November 21 2025, unless earlier converted or redeemed.

The Notes are convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $1.18. The Company has agreed not to issue or sell any equity securities of the Company at a price below the then-current conversion price for a period of 18 months after closing, subject to certain exceptions. Beginning six months after issuance, the Company may require holders to convert their Notes into conversion shares if the closing price of the common stock exceeds $2.36 per share for 10 consecutive trading days and the daily dollar trading volume of the common stock exceeds $1,000,000 per day during the same period and certain equity conditions described in the Notes are satisfied. The Notes provide for certain events of default, whereby each holder of Notes will be able to require the Company to redeem in cash any or all of the holder’s Notes at a premium of 115%. The conversion feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument.

The Warrants

The Series A Warrants are exercisable immediately and expire five years from the date of issuance. The Company has the right to call the exercise of the Series A Warrants if the closing price of the common stock exceeds 200% of the Series A Exercise Price for 10 consecutive trading days and the daily dollar trading volume of the common stock exceeds $1,000,000 per day during the same period and certain equity conditions are satisfied.

The Series B Warrants are exercisable immediately, together with the Series A Warrant Shares, and expire one year from the date of issuance. The Company has the right to call the exercise of the Series B Warrants if the closing price of the common stock exceeds 200% of the Series B exercise price for 10 consecutive trading days and the daily dollar trading volume of the common stock exceeds $1,000,000 per day during the same period and certain equity conditions are satisfied. There is no established public trading market for the warrants and the Company does not intend to list the Warrants on any national securities exchange or nationally recognized trading system.

The Series A Warrants and Series B Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock from which they are issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

The Series A and Series B Warrants were valued using the relative fair value method and the following Black-Scholes assumptions:

	Series A Warrants	Series B Warrants
Expected term (in years)	5	1
Risk‑free interest rate	4.55%	5.24%
Dividend yield	—%	—%
Expected volatility	104.89%	113.84%
Exercise price	$1.18	$1.48
Stock price	$0.95	$0.95

Black-Scholes value	$0.55	$0.28

The November 2023 Financing proceeds of $6,850,000 net of $525,144 in transaction costs were allocated to the convertible notes and Series A and Series B Warrants using the relative fair value method. The valuation of the warrants was $2,219,165 and is recorded as a component of stockholders’ equity, and a total debt discount of $2,744,309. The convertible notes are recorded as a long-term liability, net of discount and issuance costs.

For the convertible notes for the year ended December 31, 2023, the Company recognized total interest expense of $152,488, including coupon interest expense of $44,525 amortization of debt discount and issuance costs of $107,963. The effective interest rate for the discount amortization was 32.3%. The Notes and accrued interest, net of unamortized discount costs was $4,258,179 as of December 31, 2023. The fair value of the convertible notes at December 31, 2023, calculated using a discounted cash flow analysis, was $6,126,151. There were no convertible notes as of December 31,2022.

	Stated Interest Rate	2023
Convertible Notes	6%	$6,850,000
Accrued and unpaid interest		44,525
Less unamortized discount and debt issuance costs		(2,636,346)
Total Convertible Notes Payable		$4,258,179

Future principal payments under the Notes if the conversion feature is not exercised, net of unamortized debt discounts, are as follows:

Convertible Notes
2024	—
2025	6,850,000
Thereafter	—
Subtotal of future principal payments	6,850,000
Accrued and unpaid interest	44,525
Less unamortized discount and debt issuance costs	(2,636,346)
Total	$4,258,179

(8)	Income Taxes

The current tax provisions and deferred tax provisions as reflected in the financial statements is as follows as of December 31:

	2023	2022
Current federal taxes	$—	—
Current state taxes	4,338	6,300
Current tax provision	4,338	6,300
Deferred federal taxes	(3,326,982)	(2,797,001)
Deferred state taxes	(70,586)	371,982
Valuation allowance change	3,397,568	2,425,019
Deferred tax provision	—	—
Total income tax expense provision	$4,338	6,300

A reconciliation of income tax expense at the statutory federal income tax rate and income taxes as reflected in the financial statements is as follows as of December 31:

	2023	2022
Federal income tax at statutory federal rate	21.00%	21.00%
Permanent differences	—	—
Research and development credit	2.00	(1.00)
Other deferred adjustments	—	—
State income tax expense (net of federal benefit)	1.00	1.00
Valuation allowance	(24.00)	(21.00)
Effective tax rate	—%	—%

Deferred tax assets (liabilities) consisted of the following as of December 31:

	2023	2022
Deferred tax asset arising from:
Net operating loss carry forwards	$19,675,117	17,869,574
Accrued expenses (vacation)	13,172	7,625
Intangibles	86,603	90,508
Property and equipment	77,447	41,279
Research and development expense capitalization	2,613,867	1,487,512
Research and development tax credits	3,390,709	3,088,254
Share-based compensation expense	176,065	46,312
Lease liabilities	536,430	90,224
Other	1,479	1,189
Deferred tax asset	26,570,889	22,722,477
Deferred tax liability arising from:
UNICAP	(10,513)	(10,733)
Right-of-use assets	(522,710)	(71,646)
Property and equipment	—	—
Deferred tax liability	(533,223)	(82,379)
Valuation allowance	$26,037,666	22,640,098
Net deferred tax asset	$—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2023 and 2022.  The change in valuation allowance was $3,397,568 and $2,425,019 for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023 and 2022, respectively, the Company has $90,380,015 and $82,500,567 of federal net operating loss carry forwards and $3,231,910 and $2,838,559 of federal research and experimentation tax credits, respectively, and state net operating loss carry forwards of $12,425,590 and $9,522,312, respectively. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depend predominately upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carry forwards and tax credit carry forwards that may be used in future years.

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

The following schedule indicates the expiration year, as of December 31, for the Company’s federal net operating loss carryforwards available to future years without taking into account any Section 382 limitations as of December 31, 2023:

2024	$430,332
2025	865,274
2026	1,213,130
2027	2,082,043
2028	2,536,605
2029	2,235,045
2030	4,132,949
2031	3,160,709
2032	3,533,521
2033	2,987,848
2034	2,516,728
2035	4,777,558
2036	4,503,474
2037	6,869,819
Indefinitely	48,534,980
Total	$90,380,015

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

(9)	Stockholders’ Equity

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

On July 1, 2022, we filed a prospectus including an offering to sell up to $150 million in common and preferred stock, debt securities and warrants. Additionally, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. In October 2023, the Sales Agent was authorized to sell shares for aggregate proceeds up to $16.7 million at current market prices until all shares are sold. As of December 31, 2023, 3.3 million shares of common stock have been sold for aggregate proceeds of $7.7 million under the Equity Distribution Agreement pursuant to the prospectus.

In April 2023, the Company sold an aggregate of (i) 1,318,000 shares of common stock and (ii) pre-funded warrants to purchase up to 1,878,722 shares of common stock in a registered direct offering (“pre-funded warrants”) and, in a concurrent private placement, warrants to purchase up to 3,196,722 shares of common stock (“common warrants”). Additionally, common warrants were issued to the placement agent to purchase up to 191,803 shares of common stock as compensation for services (“placement agent warrants”), collectively the (“April 2023 Financing”). The purchase price per share for the common stock, prefunded warrants was $1.22 and $1.2199, respectively. The gross proceeds from the offering were $3,899,813, less placement agent fees and offering expenses of $547,764. The Company intends to use the net proceeds from the offering for general corporate purposes.

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

As of December 31, 2023, no shares of convertible preferred stock have been issued and/or outstanding, and no dividends have been declared or paid since inception.

(c)	Redeemable Convertible Preferred Stock

As of December 31, 2023, no shares of redeemable convertible preferred stock have been issued and/or outstanding, and no dividends have been declared or paid since inception.

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

The purpose of authorizing the Board of Directors to issue preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions, future financings, and other corporate purposes, could have the effect of making it more difficult for a third-party to acquire, or could discourage a third-party from seeking to acquire, a majority of the outstanding voting stock. As of December 31, 2023 and 2022, no shares of preferred stock are outstanding.

(e)	April 2023 Financing

On April 20, 2023, the Company entered into a securities purchase agreement pursuant to which the Company sold (i) 1,318,000 shares of common stock, (ii) pre-funded warrants to purchase 1,878,722 shares of common stock, (iii) common warrants to purchase 3,196,722 shares of common stock. Additionally, common warrants to purchase 191,803 shares of common stock were issued to the placement agent compensation for services performed.

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

The pre-funded warrants and common warrants are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

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

The net proceeds of $3,352,049 were allocated to the common stock, pre-funded warrants and common warrants using the relative fair value method and recorded to stockholders’ equity. In June 2023, all pre-funded warrants were exercised for shares of common stock. In September and October 2023, all common warrants and 122,994 placement agent warrants were exercised for cash proceeds of $3,687,976. As of December 31, 2023, 68,809 placement agent warrants remain outstanding.

(f)	Warrants

As of December 31, 2023, the Company has warrants outstanding to purchase shares of common stock, which are all exercisable in whole or in part, with expiration dates as follows:

	Number of
	warrants	Exercise
Expiration date	outstanding	price
March 2024	31,882	$31.50
April 2024	4,762	$31.50
November 2024	5,805,083	$1.48
April 2025	55,177	$7.25
December 2026	128,934	$9.45
January 2027	12,705	$9.45
April 2028	68,809	$1.53
November 2028	5,805,083	$1.18
Total	11,912,435

In May 2022, a warrant to purchase 11,112 shares of common stock expired.

(g)	Dividends

As of December 31, 2023, no dividends have been declared or paid since inception.

(10)	Equity Incentive Plans

(a)	Stock Option Plans – Prior to the IPO

Prior to the IPO in June 2021, the Company maintained two equity incentive plans, the 2004 Stock Incentive Plan, as amended, or 2004 Plan, and the 2015 Stock-Based Incentive Compensation Plan, or 2015 Plan, which provided the Company’s employees, non-employee directors, consultants and independent contractors the opportunity to participate in the equity appreciation of the business through the receipt of stock options to purchase shares of common stock. New grants ceased being made under the 2004 Plan upon the adoption of the 2015 Plan; however, outstanding stock options under the 2004 Plan may continue to be exercised in accordance with their terms. The Company adopted the 2015 Plan in April 2015, which contains substantially similar terms and conditions as the 2004 Plan. The 2015 Plan initially had 1,176,681 shares of common stock reserved for issuance under the 2015 Plan and was administered by the compensation committee of the Board of Directors. Upon the closing of the IPO, no further awards will be made under the 2015 Plan; however, outstanding stock options under the 2015 Plan may continue to be exercised in accordance with their terms.

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

Activity under the stock option plans was as follows:

		Weighted
		average
	Number of	exercise
	options	price
Outstanding at December 31, 2021	689,995	$3.58
Granted	367,670	5.33
Exercised	(9,445)	1.71
Expired	(10,558)	27.00
Forfeited	(106,112)	4.09
Outstanding at December 31, 2022	931,550	$3.97
Granted	1,301,200	0.59
Forfeited	(130,720)	1.97
Outstanding at December 31, 2023	2,102,030	$2.00

Vested and exercisable at December 31, 2023	1,226,458	$2.65

Stock options granted under the 2021 Plan for the years ended December 31 2023 and 2022 were as follows:

	2023	2022
Employee	1,211,200	299,670
Nonemployee	90,000	68,000
Total	1,301,200	367,670

The Black-Scholes weighted average assumptions for all stock option awards granted during 2023 and 2022 were as follows:

	2023	2022
	2021 Plan	2021 Plan	Inducement Grants
Fair Value of Awards	$0.48	2.06	2.01
Grant Price	$0.59	5.33	2.42

Expected term (in years)	5.63	6.28	6.25
Risk‑free interest rate	4.09%	2.13%	2.52%
Dividend yield	—%	—%	—%
Expected volatility	105.33%	107.98%	107.70%

The intrinsic value of options exercised during the year ended December 31, 2022 was $3,306. The intrinsic values represent the dollar value of the exercised stock options whereby the fair market value of the underlying common stock exceeded the exercise price of the stock option as of the exercise date. There were no options exercised during 2023.

The options outstanding and vested and currently exercisable by exercise prices as of December 31, 2023 were as follows:

Options outstanding			Options vested and exercisable
		Weighted		Weighted	Weighted
		average	Number of	average	average
Exercise	Outstanding	remaining	options	Exercise	remaining
price	(in shares)	life years	vested	price	life years
$0.47 - 0.48	3,200	9.50	—	$—	—
0.49 - 0.53	1,061,600	9.50	601,400	0.49	9.51
0.54 - 1.61	186,000	9.15	51,725	1.50	8.44
1.62 - 1.74	193,335	2.21	82,224	1.71	2.21
1.75 - 3.14	196,242	8.61	29,456	2.96	8.10
3.15 - 3.6	259,836	3.50	259,836	3.24	3.50
3.61 - 13.00	201,817	6.52	201,817	8.97	6.52
	2,102,030	7.69	1,226,458	2.65	7.17

As of December 31, 2023, the total number of shares of common stock reserved for future awards under the 2021 Plan is 629,555.

(c)	Inducement Grants

For the year ended December 31, 2022, the Company awarded, outside the 2021 Plan, two stock option grants for the right to purchase a total of 150,000 shares of common stock (inducement grants), which were approved by the Compensation Committee. The weighted average exercise price was $2.42. The inducement grants will vest in equal installments over four years provided the employee remains employed by the Company on the vesting date. As of December 31, 2023, awards to purchase 150,000 options are outstanding, 37,500 are exercisable, and the weighted average remaining life is 8.4 years. There were no inducement grants awarded in 2023.

(d)	Valuation

The Company uses the Black‑Scholes option pricing model to determine the fair value of stock awards granted to employees and non-employees. The determination of the fair value of share‑based payment awards granted using a pricing model is affected by the Company’s stock price as well as the assumptions regarding a number of complex and subjective variables as follows:

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

The Company has not declared or paid any cash dividends from inception through December 31, 2023 and does not plan to pay any cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

(iv)	Expected Volatility

Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable companies.

(v)	Forfeitures

The Company accounts for forfeitures as they occur.

(e)	Employee Stock Purchase Plan (ESPP)

In June 2021, in connection with the IPO, the ESPP became effective upon adoption by the Board of Directors in February 2021 and the stockholders approved the 2021 ESPP Plan in March 2021.  The ESPP is administered by the compensation committee.

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

As of December 31, 2023, 16,459 shares of common stock have been purchased under the ESPP to date, and the total number of shares of common stock reserved for future awards under the ESPP is 386,946.

(f)	Stock‑Based Compensation Expense

Stock‑based compensation expense recognized is based on the value of the portion of stock option awards that is ultimately expected to vest on a straight-line basis. Stock‑based compensation expense recognized in the Company’s statements of comprehensive loss during the years ended December 31, 2023, and 2022 includes compensation expense for stock‑based awards based on the fair value estimated in accordance with the provisions of ASC 718.

The following table shows the stock-based compensation expense related to vested stock option grants to employees and non-employees awarded under the stock plans and inducement grants by financial statement line item on the accompanying statements of comprehensive loss:

	2023	2022
Research and development	$159,816	95,484
Sales and marketing	(948)	6,680
General and administrative	516,832	122,775
Total share-based compensation expense	$675,700	224,939

As of December 31, 2023, the remaining amount of stock‑based compensation expense that is expected to be recognized in future periods for employees and non-employees is $849,834 which includes $155,222 of compensation expense to be recognized upon achieving a certain performance condition. The $694,612 of unrecognized expense is expected to be recognized over a weighted average period of 3.0 years.

(11)	Retirement Plan

The Company has a 401(k) defined contribution plan covering substantially all full‑time employees, meeting certain eligibility requirements. The Company has no required matching or other contribution requirements. For the year end December 31, 2023 and 2022, the company contributed $75,202 and $73,947 of voluntary employer matching contributions.

(12)	Related‑Party Transactions

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants (see Note 7). The transaction included issuance of a $5 million convertible note and Series A and Series B Warrants to PharmaCyte Biotech, Inc. The interim CEO, President and Director of PharmaCyte Biotech, Inc., Joshua Silverman, serves on the Company’s board of directors.

During 2023, a family member of the CEO earned total cash compensation of $138,000.

During the year ended December 31, 2022, there were no related-party transactions.

(13)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31:

	2023	2022

Net loss attributable to common stockholders, basic & diluted	$(14,247,124)	(11,394,170)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	15,384,376	11,815,019
Net loss per share attributable to common stockholders, basic and diluted	$(0.93)	(0.96)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive for the years ended December 31:

	2023	2022
Options to purchase common stock	2,252,030	1,081,550
Warrants to purchase common stock, in connection with April 2023 financing	68,809	—
Warrants to purchase common stock, in connection with November 2023 financing	11,610,166	—
Warrants to purchase common stock	233,460	233,460
Total potential shares	14,164,465	1,315,010

(14)	Subsequent Events

In March 2024, the Company sold 441,966 shares under the at-the-market facility, resulting in gross cash proceeds of $778,175.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the three months ended December 31, 2023, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on our website www.femasys.com.

Item 11.	Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits.

Exhibit
Number	Description of Document	Schedule/Form	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	3.1	June 22, 2021
3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	3.2	June 22, 2021
3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc., dated as of March 29, 2023	Form 8-K	3.1	March 30, 2023
4.1	Description of the Registrant’s Securities	Form 10-K	4.1	March 24, 2022
4.2	Form of Certificate of Common Stock	Form S-1	4.1	May 14, 2021
4.3	Form of indenture	Form S-3	4.3	July 1, 2022
4.4	Form of Pre-Funded Warrant	Form 8-K	4.1	April 20, 2023
4.5	Form of Common Stock Warrant	Form 8-K	4.2	April 20, 2023
4.6	Form of Placement Agent Warrant	Form 8-K	4.3	April 20, 2023
4.7	Form of Series A Warrant	Form 8-K	4.1	November 15, 2023
4.8	Form of Series B Warrant	Form 8-K	4.2	November 15, 2023
10.1	Femasys Inc. 2021 Equity Incentive Plan, and forms of agreements thereunder	Form S-1	10.3	May 14, 2021
10.2	Femasys Inc. 2021 Employee Stock Purchase Plan	Form S-1	10.4	May 14, 2021
10.3	Amended and Restated Employment Agreement, by and between Femasys Inc. and Kathy Lee-Sepsick	Form S-1/A	10.6	June 14, 2021
10.4	Amended and Restated Employment Agreement, by and between Femasys Inc. and Daniel Currie	Form S-1/A	10.8	June 14, 2021
10.5	Employment Agreement, dated February 15, 2010, by and between Femasys Inc. and Gary Thompson	Form S-1/A	10.9	June 14, 2021
10.6	Femasys Inc. Non-Employee Director Compensation Policy	Form S-1/A	10.11	June 14, 2021
10.7	Form of Indemnification Agreement between Femasys Inc. and its directors and officers	Form S-1	10.12	May 14, 2021
10.8	Master Services Agreement and Statement of Work for consulting services, effective August 12, 2021, by and between Femasys Inc. and Bespoke Medical Affairs Solutions, LLC	Form 10-Q	10.1	November 12, 2021

10.9	Employment Agreement, dated as of February 28, 2022, between Femasys Inc. and Dov Elefant	Form 8-K	10.1	February 24, 2022
10.10	Form of Inducement Stock Option Agreement	Form 8-K	10.2	February 24, 2022
10.11	Sales Agreement dated as of July 1, 2022, by and between Femasys Inc. and Piper Sandler & Co.	Form S-3	1.2	July 1, 2022
10.12	Equity Purchase Agreement dated July 1, 2022, between Femasys Inc. and Piper Sandler & Co.	Form S-3	1.2	July 1, 2022
10.13	Form of Purchase Agreement	Form 8-K	10.1	November 15, 2023
10.14	Form of Convertible Note	Form 8-K	10.2	November 15, 2023
10.15	Form of Registration Rights Agreement	Form 8-K	10.3	November 15, 2023
10.16	Form of Collaboration Agreement	Form 8-K	10.4	November 15, 2023
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1*	Clawback Policy
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XRBL and contained in Exhibit 101)

Item 16.	Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 28 day of March 2024.

FEMASYS INC.

Dated: March 28, 2024	By: /s/ Kathy Lee-Sepsick
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

Signature	Title	Date

By: /s/ Kathy Lee-Sepsick		March 28, 2024
Kathy Lee-Sepsick	President and Chief Executive Officer (principal executive officer)

By: /s/ Dov Elefant		March 28, 2024
Dov Elefant	Chief Financial Officer (principal financial and accounting officer)

By: /s/ Charles Larsen		March 28, 2024
Charles Larsen	Chairperson of the Board of Directors

By: /s/ Alistair Milnes		March 28, 2024
Alistair Milnes	Director

By: /s/ Joshua Silverman		March 28, 2024
Joshua Silverman	Director

By: /s/ Edward Uzialko, Jr.		March 28, 2024
Edward Uzialko, Jr.	Director