Form 10-K/A
period 2023-12-31
FEMASYS INC
filed 2024-04-26
CIK 1339005

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

As of As of April 25, 2024, there were 22,220,718 shares of the registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Auditor Firm PCAOB ID: 185	Auditor Name: KPMG LLP	Auditor Location: Atlanta, Georgia

EXPLANATORY NOTE

Femasys Inc. (the “Company,” “Femasys,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original 10-K”), to (i) include the information required by Items 10 through 14 of Part III of Form 10-K and (ii) amend Item 15 of Part IV of the Original 10-K to update the exhibit list. The information required by Items 10 through 14 of Part III of Form 10-K was previously omitted from the Original 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Part III information in our Form 10-K because a definitive proxy statement containing such information may not be filed by Femasys within 120 days after the end of the fiscal year covered by the Form 10-K.

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

Information About Our Directors and Executive Officers.

Board of Directors

Our Board of Directors (the “Board”) currently consists of five directors and is divided into three classes, with staggered three-year terms, pursuant to our amended and restated certificate of incorporation and our amended and restated bylaws. The table below sets forth our directors as of April 25, 2024. We have also included below a summary of the business experience of each of our directors, including a discussion of the qualifications, attributes and skills that led our Board to the conclusion that each of our directors should serve as a director of Femasys.

Name	Age	Position	Director Since
Class I Directors:

Alistair Milnes (1)(2)(6)	50	Director	June 2023

Edward Uzialko, Jr.(1)(2)	73	Director	August 2005

Class II Directors:

Charles Larsen(3)(4)(5)(7)	72	Chairperson	October 2015

Joshua Silverman(3)	54	Director	November 2023

Class III Directors:

Kathy Lee-Sepsick	56	Founder, President, Chief Executive Officer and Director	February 2004

(1)	Member of our audit committee
(2)	Member of our compensation committee
(3)	Member of our nominating and corporate governance committee
(4)	Chairperson of our audit committee
(5)	Chairperson of our compensation committee
(6)	Chairperson of our nominating and corporate governance committee
(7)	Chairperson of the Board

Alistair Milnes has served as a member of our Board since June 2023. Mr. Milnes has served as Chief Operating Officer at Bicycle Therapeutics, a clinical-stage biopharmaceutical company, since January 2022 and previously served as Vice President, Human Resources and Communications from January 2021 to December 2021. Previously, he served as Strategic Advisor at Rio Tinto with a focus on transformation, people and communications from January 2020 to December 2020, and in roles of increasing responsibility at Gazprom Marketing & Trading Ltd., from 2010 to October 2019, including serving as Director of Global Human Resources and Communications, from December 2017 to October 2019 and Director of Global Human Resources from 2013 to November 2017. Mr. Milnes received his B.A. from Edinburgh Napier University.

Our Board believes that Mr. Milnes is qualified to serve on our Board due to his extensive experience in the life sciences as well as his business and leadership experience.

Edward Uzialko, Jr. has served as a member of our Board since August 2005 and was lead investor during the formative years of the Company. Mr. Uzialko was the founder and Chief Executive Officer of Lynk Systems, Inc. from 1991 until it was acquired by Royal Bank of Scotland in 2004. Lynk was a provider of merchant payment and ATM processing services to merchants. Mr. Uzialko has also served as the owner and Chief Executive Officer of Mainstream Merchant Services, a merchant processing company, from 2007 until it was acquired. Mr. Uzialko also held positions with First Financial Management Corporation and Intercept. Mr. Uzialko attended the Florida Institute of Technology from 1969 to 1973 pursuing a degree in computer science.

Our Board believes that Mr. Uzialko is qualified to serve on our board due to his experience in the financial technology industry.

Charles Larsen has served as a member of our Board since October 2015 and as Chairperson of our Board since 2021. Mr. Larsen has over 35 years of operating and technical experience in the medical device industry. He co-founded Novoste Corporation in 1992 and The Innovation Factory in 1999 and through his role at The Innovation Factory, he co-founded additional companies, including medical device companies such as Acufocus, Inc., AqueSys Inc., Halscion, Inc., Neuronetics, Inc. and Sebacia, Inc. He holds over 30 issued U.S. and international patents on medical devices. Before joining Novoste, Mr. Larsen held positions with Novoste Puerto Rico, Cordis Corporation, Key Pharmaceuticals and Parke-Davis/Warner Lambert in executive, senior engineering and project management roles. Mr. Larsen also serves on the Board of Directors of Acufocus, CardioFocus, Intuity Medical Inc., and Torax Medical, Inc, each specialty medical or medical device companies. Mr. Larsen is a graduate of the New Jersey Institute of Technology with a B.S. in Mechanical Engineering.

Our Board believes that Mr. Larsen is qualified to serve on our Board due to his expertise in medical device companies and technology.

Joshua Silverman has served as a member of our Board since November 2023. Mr. Silverman has served as the interim Chief Executive Officer, President and Director of PharmaCyte Biotech since 2022. He is the Co-Founder and Managing Member of Parkfield Funding LLC and is a former Principal and Managing Partner of Iroquois Capital Management, LLC. Previously, he served as Co-Chief Investment Officer of Iroquois from 2003 until 2016 and Co-Chief Investment Officer of Vertical Ventures, LLC from 2000 to 2003. Mr. Silverman served as Assistant Press Secretary to The President of The United States. Mr. Silverman also serves on the boards of directors of Ayro Inc., MYMD Pharmaceuticals, Inc., Petros Pharmaceuticals, Inc. and Synaptogenix, Inc. Mr. Silverman received his B.A. from Lehigh University.

Our Board believes that Mr. Silverman is qualified to serve on our Board due to his extensive experience in the life sciences creating new businesses, establishing strategic direction and fundraising, as well as his leadership experience.

Kathy Lee-Sepsick, our founder, has served as our Chief Executive Officer and President since 2004 and as our Chairperson from 2004 to 2021. Ms. Lee-Sepsick has served as a senior executive in the medical technologies industry for nearly three decades, compiling a successful track record in growing emerging companies and corporate operating divisions. She holds over 100 patents globally for Femasys products and product candidates. Ms. Lee-Sepsick was instrumental in the various stages of product and company life cycles with strategic, operational, and executive responsibilities, at start-ups Novoste Corporation, developer of intravascular therapy solution and SaluMedica, biomaterial developer of artificial cartilage. At the onset of her career, Ms. Lee-Sepsick served in a product management role at Terumo Medical Corporation, where she was integral in the management of strategic partner, Boston Scientific Corporation. Ms. Lee-Sepsick also serves on the Board of Directors of Georgia Bio. Ms. Lee-Sepsick is a graduate of Rutgers University with an MBA and a BS in Biochemistry.

Our Board believes that Ms. Lee-Sepsick is qualified to serve on our Board because of the perspective and experience she brings as our founder and Chief Executive Officer and her background in the life sciences industry.

Family Relationships

There are no family relationships among any of our directors or executive officers.

Director Compensation

Director Compensation Table

The following table provides information concerning compensation awarded to, earned by and paid to each person who served as a non-employee member of our Board during the fiscal year ended December 31, 2023. Ms. Lee-Sepsick is not included in the table below, as she is employed as our President and Chief Executive Officer and receives no compensation for her service as a director. The compensation received by Ms. Lee-Sepsick as an employee is shown in “Executive Compensation-Summary Compensation Table” below.

Name	Fees Earned or Paid in Cash ($)	Awards(1) ($)	All Other Compensation ($)	Total ($)
John Adams, Jr.(2)	20,968	—	—	20,968
John Dyett(2)	30,636	—	—	30,636
Keith Kendall(3)(4)	26,199	9,075	—	35,274
Charles Larsen	108,928	3,938	—	112,866
Alistair Milnes(3)	31,444	9,075	—	40,519
Anne Morrissey(4)	42,603	3,938	—	46,541
Wendy Perrow(4)	39,356	3,938	—	43,294
Joshua Silverman(5)	5,000	12,958	—	17,958
Edward Uzialko	41,967	3,938	—	45,905

(1)
The values shown reflect the grant date fair value of the non-employee director stock option awards computed in accordance with FASB ASC, Topic 718. See Note 10 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024, for a discussion on the relevant assumptions used in the calculation.

(2)	Messrs. Adams and Dyett resigned from our Board in June 2023.
(3)	Messrs. Kendall and Milnes joined our Board in June 2023.
(4)	Mr. Kendall and Mss. Morrissey and Perrow resigned from our Board in November 2023.
(5)	Mr. Silverman joined our Board in November 2023.

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

Also, pursuant to this policy, on the date of any annual meeting of our stockholders, we intend to grant each eligible non-employee director an award of an option to purchase 17,600 shares of our common stock (at a per-share exercise price equal to the closing price per share of the common stock on the date of such annual meeting (or on the last preceding trading day)). The terms of each such award will be set forth in a written award agreement between each non-employee director and us, which will generally provide for vesting after one year of continued service as a director. Each such award will vest in full immediately prior to the occurrence of a Change in Control (as defined in the Femasys Inc. 2021 Equity Incentive Plan, or the 2021 Plan).

Also, pursuant to this policy, we intend to grant any eligible new non-employee director who joins the board an award of an option to purchase 35,200 shares of our common stock (at a per-share exercise price equal to the closing price per share of the common stock on the date of such director's election or appointment (or on the last preceding trading day)). The terms of each such award will be set forth in a written award agreement between the non-employee director and us, which will generally provide for vesting in three equal installments following the date of grant (such that such award will vest in full on the third anniversary of the date of grant subject to continued service). Each such award will vest in full immediately prior to the occurrence of a Change in Control.

All cash and equity awards granted under the non-employee director compensation policy will be granted under, and subject to the limits of, the 2021 Plan.

We also reimburse all reasonable out-of-pocket expenses incurred by non-employee directors in attending meetings of the Board and committees thereof.

EXECUTIVE OFFICERS

Our executive officers and their ages as of April 25, 2024 and positions with Femasys are provided in the table below and in the additional biographical descriptions set forth in the text below the table.

Name	Age	Position
Kathy Lee-Sepsick	56	Founder, President and Chief Executive Officer and Director
Dov Elefant	56	Chief Financial Officer
Daniel Currie	60	Chief Operating Officer
Richard Spector	53	Chief Commercial Officer
Christine Thomas	51	Senior Vice President, Regulatory and Clinical Affairs

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

Daniel Currie has served as our Chief Operating Officer since June 2023 and previously as our Senior Vice President, Operations since 2009 and previously as our Vice President, Operations since 2004. Mr. Currie has over 30 years of operational experience in the medical device industry, including assignments at early stage and large established companies. He worked closely with research and development teams, implemented and managed quality systems, spearheaded compliance and complaint handling systems at CIBA Vision Corporation. As Head of Quality at Novoste Corporation, he oversaw and was directly involved in design and manufacturing controls, quality auditing (including FDA), evaluating and managing subcontractor operations, managing validation systems and performing product evaluations and testing. In addition, Mr. Currie was responsible for evaluating facilities outside the United States capable of manufacturing class III medical devices. Once the site was selected, Mr. Currie co-managed a team to establish full manufacturing operations. Mr. Currie is a graduate of Georgia Southern University with a BBA in Economics.

Richard Spector has served as our Chief Commercial Officer since February 2024. Mr. Spector brings over 25 years of industry experience at both public and private biotechnology companies through various stages of commercialization. He has proven expertise in leading functional efforts in sales and marketing, key opinion leader strategy, product/brand development, reimbursement strategy, and strategic efforts. Most recently, he was Chief Commercial Officer of Qlibrium (formally Cam-Med Inc.), a wearable device company from September 2019 to February 2024. Prior to this, Mr. Spector was Senior Director, Strategic Alliances at Insulet Corporation from May 2016 to June 2018 and Vice President of Global Sales and Partner Development at OvaScience, Inc. (acquired by Millendo Therapeutics, Inc.), where he was responsible for commercialization of their global fertility products. He was also in leadership positions at other Women’s Health companies, including NeoMatrix, Inc. (acquired by Halo Health Systems), Advanced Radiation Therapy, LLC (acquired by Best Medical International, Inc.) and Cytyc Surgical Products, LLC (acquired by Hologic, Inc.). Mr. Spector holds a BS in Business Administration and Marketing from California State University in Sacramento, CA.

Christine Thomas has served as our Senior Vice President, Regulatory and Clinical Affairs since October 2022.  Ms. Thomas has over 20 years of successful leadership in regulatory and clinical affairs, including global strategy development, operations, and executive responsibility for medical device companies, such as RTI Surgical (from July 2020 to October 2021), Cardiac Science (from February 2018 to August 2019), GE Healthcare, Boston Scientific, Smiths Medical, and as well as providing FDA-focused consultant expertise with IQVIA, a large clinical research organization from January 2022 to October 2022, and CE Consulting from September 2021 to February 2022 and from September 2019 to July 2020. Ms. Thomas has served as Vice President of regulatory, quality, design assurance, clinical and compliance over her career. Ms. Thomas has been the regulatory, clinical, and quality lead on multiple M&A opportunities for both divestiture of product lines and acquisitions for several companies. Ms. Thomas holds a BS in Education from University of Wisconsin – Whitewater and is currently in the Johns Hopkins Master of Science program.

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

•	reviewing and discussing our annual and quarterly financial statements with management and our independent auditor;

•	discussing and overseeing our policies with respect to risk assessment and risk management, including cybersecurity risks; and

•
establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, and for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters.

Our audit committee consists of Mr. Larsen, Mr. Milnes and Mr. Uzialko, with Mr. Larsen serving as chair. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has affirmatively determined that Mr. Larsen, Mr. Milnes and Mr. Uzialko meet the definition of “independent director” under Rule 10A-3 of the Exchange Act and the Nasdaq rules for purposes of serving on the audit committee. In addition, our Board has determined that Mr. Larsen qualifies as an “audit committee financial expert,” as such term is defined in Item 407(d)(5) of Regulation S-K and has the requisite accounting or related financial management expertise and financial sophistication under the applicable rules and regulations of Nasdaq.

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

Clawback Policy

Our board of directors has adopted a compensation recoupment, or “clawback,” policy for cash and equity incentive awards paid to executive officers providing for the recovery of applicable incentive-based compensation from current and former executive officers of the Company in the event the Company is required to restate its financial results due to material non-compliance with any financial reporting requirement under the federal securities laws as required by the Dodd-Frank Act and corresponding Nasdaq listing standards. The recovery of such compensation applies regardless of whether an executive officer engaged in misconduct or otherwise caused or contributed to the requirement for a restatement. We filed our clawback policy as an exhibit to our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers and any persons who own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Based solely on our review of the copies of such forms filed with the SEC and written representations from the directors and executive officers, we believe that all Section 16(a) filing requirements were timely met in the year ended December 31, 2023, except for one Form 4 filing for Ms. Thomas on November 1, 2023 reporting a transaction that occurred on October 10, 2023.

Item 11.	Executive Compensation.

Our named executive officers for 2023, which consist of our principal executive officer and the next two most highly compensated executive officers, are:

Kathy Lee-Sepsick, our founder, President, Chief Executive Officer and Director;

Daniel Currie, our Chief Operating Officer; and

Dov Elefant, our Chief Financial Officer.

Summary Compensation Table

The following table provides information concerning compensation awarded to, earned by and paid to each of our named executive officers during 2023:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards(1) ($)	All other compensation(2) ($)	Total ($)
Kathy Lee-Sepsick	2023	500,000	270,000	214,751	34,674	1,019,425
President and Chief Executive Officer	2022	423,296	—	205,403	30,280	658,979

Daniel Currie	2023	389,000	124,480	82,265	34,674	630,419
Chief Operating Officer	2022	322,373	—	153,133	30,280	505,686

Dov Elefant(3)	2023	420,000	151,200	121,084	23,940	716,224
Chief Financial Officer	2022	335,185	—	245,855	20,535	601,575

(1)
The values shown reflect the grant date fair value of the stock option awards computed in accordance with FASB ASC, Topic 718. See Note 10 to the Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 28, 2024, for a discussion on the relevant assumptions used in the calculation.

(2)	Consists of paid family health benefits and 401K match.
(3)	Mr. Elefant was employed as of February 28, 2022.

Executive Employment Arrangements

We have entered into employment agreements with each of our named executive officers, as further described below. Each of our named executive officers’ employment is “at-will” and may be terminated at any time.

Ms. Lee-Sepsick. We entered into an amended and restated employment agreement with Ms. Lee-Sepsick, dated June 1, 2021, or the Lee-Sepsick Employment Agreement, providing for her position as President and Chief Executive Officer. Ms. Lee-Sepsick’s base salary in 2023 was $500,000. The Lee-Sepsick Employment Agreement provides for an indefinite term and is terminable for just cause by us and at will by Ms. Lee-Sepsick, provided Ms. Lee-Sepsick is required to provide thirty days’ advance written notice to us in the event she voluntarily terminates the Lee-Sepsick Employment Agreement. The Lee-Sepsick Employment Agreement provides for Ms. Lee-Sepsick's eligibility to receive discretionary, performance-based annual bonuses. The Lee-Sepsick Employment Agreement contains non-competition and employee non-solicitation covenants that apply through one year following termination of employment. The Lee-Sepsick Employment Agreement also provides for severance equal to (i) in the event of a severance-eligible termination of employment that occurs on or within the twelve-month period following a Change of Control (as defined in the Lee-Sepsick Employment Agreement), (A) the sum of (x) 24 months of her then current base salary and (y) two times her annual target bonus, (B) subsidized COBRA premiums for 24 months following her termination of employment and (C) acceleration in full of the vesting of his outstanding equity awards that are granted by us, and (ii) in the event of a severance-eligible termination of employment that does not occur on or within the twelve-month period following a Change of Control, (A) the sum of (x) twelve months of her then current base salary and (y) a prorated portion of her annual bonus, and (B) subsidized COBRA premiums for twelve months following her termination of employment.

Daniel Currie. We entered into an amended and restated employment agreement with Mr. Currie, dated June 1, 2021. Mr. Currie’s base salary in 2023 was $389,000. Mr. Currie’s employment agreement provides for severance equal to (i) in the event of a severance-eligible termination of employment that occurs on or within the twelve-month period following a Change of Control, (A) the sum of (x) twelve months of his then current base salary and (y) annual target bonus or commission amount, (B) subsidized COBRA premiums for twelve months following his termination of  employment and (C) acceleration in full of the vesting of any outstanding equity awards that are granted by us on or following the date of effectiveness of the registration statement of which this prospectus forms a part, and (ii) in the event of a severance-eligible termination of employment that does not occur on or within the twelve-month period following a Change of Control, (A) the sum of (x) nine months of his then current base salary and (y) a prorated portion of his annual target bonus or commission amount, and (B) subsidized COBRA premiums for nine months following his termination of employment.

Dov Elefant. We entered into an employment agreement with Mr. Elefant, dated February 28, 2022, providing for his position as Chief Financial Officer. Mr. Elefant’s base salary in 2023 was $420,000. Mr. Elefant’s employment agreement provides for severance equal to (i) in the event of a severance-eligible termination of employment that occurs on or within the twelve-month period following a Change of Control, (A) the sum of (x) eighteen months of his then current base salary and (y) annual target bonus or commission amount, (B) subsidized COBRA premiums for eighteen months following his termination of employment and (C) acceleration in full of the vesting of any outstanding equity awards that are granted by us on or following the date of effectiveness of the registration statement of which this prospectus forms a part, and (ii) in the event of a severance-eligible termination of employment that does not occur on or within the twelve-month period following a Change of Control, (A) the sum of (x) twelve months of his then current base salary and (y) a prorated portion of his annual target bonus or commission amount, and (B) subsidized COBRA premiums for twelve months following his termination of employment.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table summarizes the number of shares of common stock underlying outstanding equity incentive plan awards for each named executive officer as of December 31, 2023;

Name	Grant Date	Vesting Commencement Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Kathy Lee-Sepsick	03/18/2016	—	(1)	55,556	—	111,111	1.71	03/18/2026
	06/30/2017	06/01/2017	(2)	166,668	—	—	3.24	06/30/2027
	12/13/2019	11/01/2019	(2)	5,556	—	—	6.12	12/13/2029
	01/26/2022	09/22/2023	(3)	100,000	—	—	13.00	01/26/2032
	07/03/2023	07/03/2023	(2)	0	270,400	—	0.49	07/03/2033
	07/03/2023	07/03/2023	(4)	271,900	—	—	0.49	07/03/2033

Daniel Currie	03/18/2016	09/11/2015	(2)	5,556	—	—	1.71	03/18/2026
	06/30/2017	06/01/2017	(2)	27,778	—	—	3.24	06/30/2027
	12/13/2019	11/01/2019	(2)	5,556	—	—	6.12	12/13/2029
	01/25/2022	01/25/2022	(2)	5,000	15,000	—	3.03	01/25/2032
	01/25/2022		(5)	—	___	40,000	3.03	01/25/2032
	07/03/2023	07/03/2023	(2)	0	84,600	—	0.49	07/03/2033
	07/03/2023	07/03/2023	(4)	124,800	—	—	0.49	07/03/2033

Dov Elefant
	02/28/2022	02/28/2022	(2)	25,000	75,000	—	2.97	02/28/2032
	07/03/2023	07/03/2023	(2)	0	105,200	—	0.49	07/03/2033
	07/03/2023	07/03/2023	(4)	204,700	—	—	0.49	07/03/2033

(1)	The stock option award provides for 55,556 awards to vest on the approval of an IDE application and 111,111 awards to vest on the PMA approval for FemBloc.
(2)
The stock option award provides for 25% of the award to vest on each anniversary of the vesting commencement date (such that the award would fully vest on the fourth anniversary of the vesting commencement date), subject to the recipient's continuous employment with us through the relevant vesting dates.

(3)	The stock option award provides for 100,000 awards to vest on FDA de novo approval for FemaSeed. Vesting occurred on September 22, 2023.
(4)	The stock option award provides for 100% vesting upon grant.
(5)
The stock option award provides for 5,000 awards to vest annually on each anniversary of the filing of the date of the FemaSeed de novo with FDA if such filing occurs during the year ended December 31, 2023 and for 5,000 awards to vest annually on each anniversary of the filing of the date of the IDE submission to the FDA for FemBloc if such filing occurs during the year ended December 31, 2023, subject to the recipient's continuous employment with us through the relevant vesting dates. The options related to FemBloc began vesting June 26, 2023, and the options related to FemaSeed began vesting September 22, 2023.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information with respect to the beneficial ownership of our common stock, as of April 25, 2024 by:

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

Percentage ownership of our common stock is based on 22,220,718 shares of our common stock outstanding on April 25, 2024. Unless noted otherwise, the address of all listed stockholders is 3950 Johns Creek Court, Suite 100, Suwanee, Georgia 30024.

	Number of Shares Beneficially Owned (#)	Percentage of Shares Beneficially Owned (%)
Name and Address of Beneficial Owner 5% Stockholders: PharmaCyte Biotech, Inc.(1)	5,551,707	19.99%
Named executive officers and directors:
Kathy Lee-Sepsick(2)	949,681	4.16%
Daniel Currie(3)	263,322	1.18%
Dov Elefant(4)	254,700	1.13%
Charles Larsen(5)	48,476	*
Alistair Milnes	5,667	*
Joshua Silverman	—	*
Edward Uzialko, Jr.(6)	1,234,406	5.55%
All executive officers and directors as a group (10 individuals)	2,768,752	11.88%

*	Less than 1%.
(1)
As reported in Schedule 13D filed with the SEC dated November 22, 2023 by PharmaCyte Biotech, Inc.  As described in the Schedule 13D, includes (i) 4,237,288 shares of common stock issuable upon conversion of a 6.0% senior unsecured convertible note due 2025 (as may be adjusted from time to time), which conversion is subject to a 19.99% beneficial ownership limitation, (ii) Series A warrants immediately exercisable for 4,237,288 shares of common stock, subject to a 19.99% beneficial ownership limitation, and (iii) Series B warrants immediately exercisable for 4,237,288 shares of common stock, subject to a 19.99% beneficial ownership limitation. The shareholder may change its beneficial ownership limitation upon giving notice to us, which such change will not be effective until the 61st day after the notice is delivered to us. As a consequence of this beneficial ownership conversion cap and related limitation on the conversion and exercise of the convertible note and warrants, the beneficial ownership of this shareholder is limited as indicated in the table. The address of PharmaCyte Biotech, Inc. is 3960 Howard Hughes Parkway, Suite 500, Las Vegas, Nevada 89169.

(2)
Consists of 277,778 shares owned, 72,223 shares held by the Lee-Sepsick Family Trust, and 599,680 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 25, 2024, of which all are vested as of such date.

(3)
Consists of 66,667 shares owned, 22,223 shares held by the Currie Family Trust, 742 shares held by Mr. Currie’s spouse, and 173,690 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 25, 2024, of which all are vested as of such date.

(4)	Consists of 254,700 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 25, 2024, of which all are vested as of such date.
(5)	Consists of 31,476 shares owned and 8,500 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 25, 2024, of which all are vested as of such date.
(6)
Consists of 1,187,231 shares owned, 30,175 shares owned by Mr. Uzialko’s spouse and 8,500 shares issuable upon exercise of outstanding stock options that are exercisable withing 60 days of April 25, 2024, of which all are vested as of such date.

Equity compensation plans

We currently maintain the following equity compensation plans that provide for the issuance of shares of our common stock to our officers and other employees, directors and consultants, each of which has been approved by our stockholders: our 2021 Equity Incentive Plan (“2021 Plan”) and our 2021 Employee Stock Purchase Plan (“ESPP”).

The following table presents information as of December 31, 2023, with respect to compensation plans under which shares of our common stock may be issued;

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding securities	Weighted- average exercise price of outstanding securities ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by stockholders 2021 Plan(1)	1,547,042	1.63	1,016,501
Equity compensation plans not approved by stockholders 2015 Plan	554,988	3.03	n/a
Inducement Awards	150,000	2.42	n/a
Total	2,252,030		1,016,501

(1)
Includes our 2021 Plan and our ESPP. For a description of these plans, refer to Note 10 to the historical financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Employment Arrangements

We have entered into employment agreements with each of our executive officers. See “Executive Compensation—Executive Employment Agreements” for a further discussion of these arrangements.

We employe the daughter of Ms. Lee-Sepsick, our President, Chief Executive Officer and director.  In 2023, Ms. Lee-Sepsick’s daughter’s total compensation and benefits were less than $150,000, which was consistent with the compensation and benefits provided to our other employees with equivalent qualifications, experience and responsibilities.  Ms. Lee-Sepsick’s daughter is not an officer under Section 16 of the Exchange Act.

November 2023 Financing

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants in an aggregate principal amount of $6,850,000. The transaction included issuance of a $5 million convertible note and Series A and Series B Warrants to PharmaCyte Biotech, Inc. The interim CEO, President and Director of PharmaCyte Biotech, Inc., Joshua Silverman, was appointed to the Company’s board of directors following the November 2023 financing and, as a result of the November 2023 financing, PharmaCycte Biotech, Inc. beneficially owned 19.99% of the outstanding common stock of the Company.

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

Director Independence

Our Board has undertaken a review of its composition, the composition of its committees and the independence of our directors and considered whether any director has a material relationship with us that could compromise his or her ability to exercise independent judgment in carrying out his responsibilities. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our Board has determined that none of Mr. Larsen, Mr. Milnes, Mr. Silverman or Mr. Uzialko, representing four of our five directors, has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the rules of Nasdaq. In making this determination, our Board considered the relationships that each non-employee director has with us and all other facts and circumstances our Board deemed relevant in determining their independence, including the beneficial ownership of our common stock and/or convertible preferred stock by certain non-employee directors and the relationships of certain non-employee directors with certain of our significant stockholders. Ms. Lee-Sepsick, as our President and Chief Executive officer is not “independent” under the rules of Nasdaq.

Item 14.	Principal Accounting Fees and Services.

Fees and Services

We regularly review the services and fees from our independent registered public accounting firm. These services and fees are also reviewed with our audit committee annually. The following table provides information regarding the fees billed for professional services rendered by KPMG LLP, our independent registered public accounting firm, for the fiscal years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit fees(1)	$479,012	$411,266
Tax fees(2)	48,300	34,600
Total fees	$527,312	$445,866

(1)
Consists of services rendered in connection with the audit of our financial statements, including audited financial statements included in our Form 10-K filing and presented in our Registration Statement on Form S-1 and on Form S-3, review of the interim financial statements and services normally provided in connection with regulatory filings.

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

All of the services relating to the fees described in the table above for 2023 were approved by our audit committee.

PART IV

Item 15.	Exhibits.

Exhibit Number	Description of Document	Schedule/Form	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	3.1	June 22, 2021
3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	3.2	June 22, 2021
3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	3.1	March 30, 2023
4.1	Description of the Registrant’s Securities	Form 10-K	4.1	March 24, 2022
4.2	Form of Certificate of Common Stock	Form S-1	4.1	May 14, 2021
4.3	Form of indenture	Form S-3	4.3	July 1, 2022
4.4	Form of Pre-Funded Warrant	Form 8-K	4.1	April 20, 2023
4.5	Form of Common Stock Warrant	Form 8-K	4.2	April 20, 2023
4.6	Form of Placement Agent Warrant	Form 8-K	4.3	April 20, 2023
4.7	Form of Series A Warrant	Form 8-K	4.1	November 15, 2023
4.8	Form of Series B Warrant	Form 8-K	4.2	November 15, 2023
10.1	Femasys Inc. 2021 Equity Incentive Plan, and forms of agreements thereunder	Form S-1	10.3	May 14, 2021
10.2	Femasys Inc. 2021 Employee Stock Purchase Plan	Form S-1	10.4	May 14, 2021
10.3	Amended and Restated Employment Agreement, by and between Femasys Inc. and Kathy Lee-Sepsick	Form S-1/A	10.6	June 14, 2021

10.4	Amended and Restated Employment Agreement, by and between Femasys Inc. and Daniel Currie	Form S-1/A	10.8	June 14, 2021
10.6	Femasys Inc. Non-Employee Director Compensation Policy	Form S-1/A	10.11	June 14, 2021
10.7	Form of Indemnification Agreement between Femasys Inc. and its directors and officers	Form S-1	10.12	May 14, 2021
10.9	Employment Agreement, dated as of February 28, 2022, between Femasys Inc. and Dov Elefant	Form 8-K	10.1	February 24, 2022
10.10	Form of Inducement Stock Option Agreement	Form 8-K	10.2	February 24, 2022
10.11	Sales Agreement dated as of July 1, 2022, by and between Femasys Inc. and Piper Sandler & Co.	Form S-3	1.2	July 1, 2022
10.12	Form of Purchase Agreement	Form 8-K	10.1	November 15, 2023
10.13	Form of Convertible Note	Form 8-K	10.2	November 15, 2023
10.14	Form of Registration Rights Agreement	Form 8-K	10.3	November 15, 2023
10.15	Form of Collaboration Agreement	Form 8-K	10.4	November 15, 2023
23.1	Consent of KPMG LLP	Form 10-K	23.1	March 28, 2024
24.1	Power of Attorney (included on signature page)	Form 10-K		March 28, 2024
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K	31.1	March 28, 2024
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Form 10-K	31.2	March 28, 2024
31.3*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.4*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K	32.1	March 28, 2024
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Form 10-K	32.2	March 28, 2024
97.1	Clawback Policy	Form 10-K	97.1	March 28, 2024
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XRBL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

FEMASYS INC.

Dated: April 26, 2024	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Kathy Lee-Sepsick		April 26, 2024
Kathy Lee-Sepsick	President, Chief Executive Officer and Director (principal executive officer)

By: /s/ Dov Elefant		April 26, 2024
Dov Elefant	Chief Financial Officer (principal financial and accounting officer)

By: /s/ Charles Larsen		April 26, 2024
Charles Larsen	Chair of the Board of Directors

By: /s/ Alistair Milnes		April 26, 2024
Alistair Milnes	Director

By: /s/ Joshua Silverman		April 26, 2024
Joshua Silverman	Director

By: /s/ Edward Uzialko, Jr.		April 26, 2024
Edward Uzialko, Jr.	Director