Form 10-Q
period 2024-06-30
FEMASYS INC
filed 2024-08-08
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The Registrant had 22,232,799 shares of common stock, $0.001 par value, outstanding as of August 7, 2024.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

•	our ability to successfully initiate and grow the commercial launch of FemaSeed®;

•	our ability to obtain additional financing to fund the clinical development and commercialization of our product candidate and products and fund our operations;

•	estimates regarding the total addressable market for our products and product candidate;

•	competitive companies and technologies in our industry;

•	our business model and strategic plans for our products, product candidate, technologies and business, including our implementation thereof;

•	commercial success and market acceptance of our products and product candidate;

•	our ability to achieve and maintain adequate levels of coverage or reimbursement for FemaSeed, FemBloc or any future product candidates, and our products we may seek to commercialize;

•	our ability to accurately forecast customer demand for our product candidates, and manage our inventory;

•
our ability to build, manage and maintain our direct sales and marketing organization, and to market and sell our artificial insemination product, permanent birth control system, and women-specific medical product solutions in markets in and outside of the United States;

•	our expectations about market trends

•	our ability to develop and advance our current product candidate, FemBloc® and successfully initiate and complete, clinical trials;

•	the ability of our clinical trials to demonstrate safety and effectiveness of our product candidate, FemBloc and other positive results;

•	our ability to enroll subjects in the clinical trials for our product candidate, FemBloc in order to advance the development thereof on a timely basis;

•
our ability to obtain U.S. Food and Drug Administration (FDA) approval for our product candidate, FemBloc, for permanent birth control, ability to establish and expand sales of our women-specific medical products and develop and commercialize additional products;

•	our ability to obtain regulatory approvals for and commercialize our product candidate FemBloc, or the effect of delays in obtaining regulatory authorizations and commercialize;

•
our ability to manufacture our products and product candidates in compliance with applicable laws, regulations and requirements and to oversee third-party suppliers, service providers and vendors in the performance of any contracted activities in accordance with applicable laws, regulations and requirements;

•	our ability to hire and retain our senior management and other highly qualified personnel;

•	FDA or other U.S. or foreign regulatory or governmental actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;

•	the timing or likelihood of regulatory filings and approvals or clearances;

•	our ability to establish and maintain intellectual property protection for our product candidates and our ability to avoid claims of infringement; and

•	the volatility of the trading price of our common stock.

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

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Assets	June 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$13,525,898	21,716,077
Accounts receivable, net	92,535	98,906
Inventory, net	1,315,580	667,118
Prepaid and other current assets	997,623	695,879
Total current assets	15,931,636	23,177,980
Property and equipment, at cost:
Leasehold improvements	1,212,417	1,212,417
Office equipment	47,308	47,308
Furniture and fixtures	429,933	414,303
Machinery and equipment	2,599,994	2,559,356
Construction in progress	651,157	423,077
	4,940,809	4,656,461
Less accumulated depreciation	(3,678,450)	(3,545,422)
Net property and equipment	1,262,359	1,111,039
Long-term assets:
Lease right-of-use assets, net	2,081,054	2,380,225
Intangible assets, net of accumulated amortization	44,317	—
Other long-term assets	957,078	1,086,581
Total long-term assets	3,082,449	3,466,806

Total assets	$20,276,444	27,755,825

(continued)

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	June 30, 2024	December 31, 2023
Current liabilities:
Accounts payable	$951,510	1,137,823
Accrued expenses	886,352	1,444,296
Clinical holdback – current portion	92,397	65,300
Lease liabilities – current portion	533,734	406,636
Total current liabilities	2,463,993	3,054,055
Long-term liabilities:
Clinical holdback – long-term portion	32,706	54,935
Convertible notes payable, net (including related parties)	4,758,017	4,258,179
Lease liabilities – long-term portion	1,771,487	2,036,067
Total long-term liabilities	6,562,210	6,349,181
Total liabilities	9,026,203	9,403,236
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized, 22,350,022 shares issued and 22,232,799 outstanding as of June 30, 2024; and 21,774,604 shares issued and 21,657,381 outstanding as of December 31, 2023	22,350	21,775
Treasury stock, 117,223 common shares	(60,000)	(60,000)
Warrants	2,608,642	2,787,137
Additional paid-in-capital	125,344,962	123,985,306
Accumulated deficit	(116,665,713)	(108,381,629)
Total stockholders’ equity	11,250,241	18,352,589

Total liabilities and stockholders’ equity	$20,276,444	27,755,825

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Sales	$221,484	320,514	492,624	614,498
Cost of sales (excluding depreciation expense)	73,125	110,469	161,657	215,589

Operating expenses:
Research and development	1,975,875	1,527,172	3,746,606	3,064,611
Sales and marketing	975,190	128,899	1,275,677	373,795
General and administrative	1,611,817	1,356,637	3,114,621	2,671,774
Depreciation and amortization	67,628	133,299	138,856	266,365
Total operating expenses	4,630,510	3,146,007	8,275,760	6,376,545
Loss from operations	(4,482,151)	(2,935,962)	(7,944,793)	(5,977,636)
Other income (expense):
Interest income	184,138	42,652	408,822	139,741
Interest expense	(388,311)	(198)	(749,863)	(1,870)
Total other income (expense), net	(204,173)	42,454	(341,041)	137,871
Loss before income taxes	(4,686,324)	(2,893,508)	(8,285,834)	(5,839,765)
Income tax benefit	(1,750)	—	(1,750)	—
Net loss	$(4,684,574)	(2,893,508)	(8,284,084)	(5,839,765)

Net loss attributable to common stockholders, basic and diluted	$(4,684,574)	(2,893,508)	(8,284,084)	(5,839,765)

Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	(0.22)	(0.38)	(0.47)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,215,516	13,107,590	21,995,436	12,493,334

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury common stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	equity
THREE MONTHS ENDED JUNE 30, 2024

Balance at March 31, 2024	22,216,570	$22,217	117,223	$(60,000)	2,631,838	$124,994,678	$(111,981,139)	$15,607,594

Issuance of common stock in connection with at-the-market offering, net of issuance costs	121,371	121	—	—	—	212,697	—	212,818
Issuance of common stock in connection with ESPP	12,081	12	—	—	—	10,378	—	10,390
Expiration of warrant	—	—	—	—	(23,196)	23,196	—	—
Share-based compensation expense	—	—	—	—	—	104,013	—	104,013
Net loss	—	—	—	—	—	—	(4,684,574)	(4,684,574)

Balance at June 30, 2024	22,350,022	$22,350	117,223	$(60,000)	2,608,642	$125,344,962	$(116,665,713)	$11,250,241

SIX MONTHS ENDED JUNE 30, 2024

Balance at December 31, 2023	21,774,604	$21,775	117,223	$(60,000)	$2,787,137	$123,985,306	$(108,381,629)	$18,352,589

Issuance of common stock in connection with at-the-market offering, net of issuance costs	563,337	563	—	—	—	989,185	—	989,748
Issuance of common stock in connection with ESPP	12,081	12	—	—	—	10,378	—	10,390
Expiration of warrant	—	—	—	—	(178,495)	178,495	—	—
Share-based compensation expense	—	—	—	—	—	181,598	—	181,598
Net loss	—	—	—	—	—	—	(8,284,084)	(8,284,084)

Balance at June 30, 2024	22,350,022	$22,350	117,223	$(60,000)	$2,608,642	$125,344,962	$(116,665,713)	$11,250,241

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

FEMASYS INC.
Condensed Statements of Cash Flows
(unaudited)

	Six Months ended June 30
	2024	2023
Cash flows from operating activities:
Net loss	$(8,284,084)	(5,839,765)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	133,028	264,040
Amortization	5,828	2,325
Amortization of right-of-use assets	299,171	148,541
Loss on disposal of assets	—	44,538
Inventory reserve write-off	2,830	1,770
Share-based compensation expense	181,598	122,170
Amortization of debt issuance costs and discount	544,363	—
Changes in operating assets and liabilities:
Accounts receivable	6,371	(78,276)
Inventory	(651,292)	(146,521)
Prepaid and other assets	(173,828)	154,065
Accounts payable	(223,682)	36,119
Accrued expenses	(557,944)	80,116
Lease liabilities	(137,482)	(181,065)
Other liabilities	(39,657)	3,119

Net cash used in operating activities	(8,894,780)	(5,388,824)
Cash flows from investing activities:
Acquisition of patents	(50,145)	—
Purchases of property and equipment	(246,978)	(71,849)

Net cash used in investing activities	(297,123)	(71,849)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants in April 2023 Financing	—	3,899,813
Equity issuance costs for April 2023 Financing	—	(547,764)
Proceeds from exercise of pre-funded warrants	—	188
Proceeds from common stock issued through ESPP and exercised options	10,390	1,697
Proceeds from at-the-market sales of common stock	1,021,994	3,373
Issuance costs for at-the-market sales of common stock	(30,660)	—
Repayment of note payable	—	(141,298)
Payments under lease obligations	—	(12,255)

Net cash provided by financing activities	1,001,724	3,203,754

Net change in cash and cash equivalents	(8,190,179)	(2,256,919)
Cash and cash equivalents:

Beginning of period	21,716,077	12,961,936

End of period	$13,525,898	10,705,017

Supplemental cash flow information
Cash paid for:
Interest	$—	1,870
Taxes	4,550
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued expense	37,370	—
Commissions costs relating to certain proceeds from issuance of common stock	—	6,163
Deferred offering costs reclassified to additional paid-in-capital	1,586	—

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

Femasys has an expansive intellectual property portfolio which covers both design and utility patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. FemaSeed, a solution which enables directed intratubal insemination to improve on traditional intrauterine insemination (IUI) and provides a lower cost and safer option to in vitro fertilization methods, received approval to sell FemaSeed in Canada in April 2023. In September 2023, the Company received 510(k) clearance from the FDA for FemaSeed for intratubal insemination to market in the United States. A pivotal clinical trial was still ongoing at the time of receiving regulatory clearance, however, enrollment was completed in November 2023. In June 2024, the Company received European Union Medical Device Regulation (EU MDR) certificates and CE Mark certification for four products: FemaSeed, FemVue, FemCerv® and FemCath®. FemVue, a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemChec® allows for fallopian tube evaluation after a FemBloc procedure to confirm occlusion (or procedure success). FemCerv is a solution for complete tissue sampling with minimal contamination of the endocervical canal in a virtually pain-free procedure as an alternative to the single biopsy method for diagnosis of cervical cancer and is approved for sale in the U.S. and Canada. FemCath, allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S. and Canada. FemBloc®, the Company’s solution for permanent birth control, is based on the Company’s platform technology for delivery and in June 2023 Femasys received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, non-hormonal in-office solution for permanent birth control in a pivotal clinical trial. In August 2023 Femasys announced the initiation of enrollment in the FINALE [Prospective Multi-Center Trial for FemBloc Intratubal Occlusion for TranscervicAL Permanent Birth Control] pivotal trial designed to evaluate the safety and efficacy of FemBloc. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have relied on FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market.

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

Liquidity

As of June 30, 2024, the Company had cash and cash equivalents of $13,525,898. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from the sale of FemVue and FemaSeed to support the Company’s research and development activities, primarily focused on FemBloc. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
For the six months ended June 30, 2024, the Company generated a net loss of $8,284,084. The Company expects such losses to increase over the next few years as the Company advances FemBloc through clinical development if and until FDA approval is received and is available to be marketed.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of June 30, 2024 of $116,665,713 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Certain of the Company’s financial instruments, including cash and other liabilities approximate their fair value because of the short‑term maturity of these financial instruments. The fair value of stock options, convertible notes and warrants are based on Level 3 inputs.

(3)	Cash and Cash Equivalents

As of June 30, 2024 and December 31, 2023, money market funds included in cash and cash equivalents on the balance sheets were $12,686,738 and $21,278,895, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

(4)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	June 30,	December 31,
	2024	2023
Materials	$792,365	367,934
Work in progress	229,045	128,993
Finished goods	294,170	170,191
Inventory, net	$1,315,580	667,118

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
(5)	Accrued Expenses

Accrued expenses consisted of the following:

	June 30,	December 31,
	2024	2023
Clinical trial costs	$334,799	276,141
Accrued interest	250,025	—
Incentive and other compensation costs	170,328	1,082,606
Director fees	70,000	60,210
Franchise taxes	3,150	12,160
Other	58,050	13,179
Accrued expenses	$886,352	1,444,296

(6)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the six months ended June 30, 2024:

Balance at December 31, 2023	$120,235
Clinical holdback retained	5,990
Clinical holdback paid	(1,122)
Balance at June 30, 2024	$125,103
Less: clinical holdback - current portion	(92,397)
Clinical holdback - long-term portion	$32,706

(7)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. For the three and six months ended June 30, 2024 and 2023, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of June 30, 2024 or 2023.

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

The following table summarizes our sales, primarily from FemVue, by geographic region as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2024	2023	2024	2023
U.S.	$221,484	262,469	492,624	556,453
International	—	58,045	—	58,045
Total	$221,484	320,514	492,624	614,498

(8)	Commitments and Contingencies

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2024 and December 31, 2023.

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

As of June 30, 2024, and December 31, 2023, there was no principal balance on the AFCO note in the accompanying balance sheets. Interest expense in connection with the AFCO promissory notes was $0 and $1,319 for the three and six months ended June 30, 2024 and 2023, respectively.

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

The Notes are convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $1.18. The Company has agreed not to issue or sell any equity securities of the Company at a price below the then-current conversion price for a period of 18 months after closing, subject to certain exceptions. Beginning six months after issuance, the Company may require holders to convert their Notes into conversion shares if the closing price of the common stock exceeds $2.36 per share for 10 consecutive trading days and the daily dollar trading volume of the common stock exceeds $1,000,000 per day during the same period and certain equity conditions described in the Notes are satisfied. The Notes provide for certain events of default, whereby each holder of Notes will be able to require the Company to redeem in cash any or all of the holder’s Notes at a premium of 115%. The conversion feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. As of June 30, 2024, the Convertible Notes have not been converted into shares of common stock.

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

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
For the convertible notes for the three months ended June 30, 2024, the Company recognized total interest expense of $388,311, including coupon interest expense of $102,750 and amortization of debt discount and issuance costs of $285,561. For the six months ended June 30, 2024, the Company recognized total interest expense of $749,863, including coupon interest expense of $205,500 and amortization of debt discount and issuance costs of $544,363. As of December 31, 2023, the Notes principal balance as $6,850,000, unamortized discount was $2,636,346 and accrued interest was $44,525. As of June 30, 2024, the Notes principal balance as $6,850,000, unamortized discount was $2,091,983 and accrued interest was $250,025. The fair value of the convertible notes on June 30, 2024, calculated using a discounted cash flow analysis, was $6,307,258.

(11)	Stockholders’ Equity

On July 1, 2022, we filed shelf registration statement to sell up to $150 million in common and preferred stock, debt securities and warrants. Additionally, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. In October 2023, the Sales Agent was authorized to sell shares for aggregate proceeds up to $16.7 million at current market prices until all shares are sold. As of June 30, 2024, 3.9 million shares of common stock have been sold for aggregate proceeds of approximately $8.7 million under the Equity Distribution Agreement pursuant to the prospectus. As of June 30, 2024, the amount we are authorized to sell is subject to baby-shelf limitations.

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

In June 2023, all pre-funded warrants were exercised for shares of common stock. In September and October 2023, all common warrants and 122,994 placement agent warrants were exercised for cash proceeds of $3,687,976. As of June 30, 2024, 68,809 placement agent warrants remain outstanding.

As of June 30, 2024, the Company had 22,232,799 shares of common stock outstanding, and no dividends have been declared or paid.

(12)	Equity Incentive Plans and Warrants

Stock-Based Awards

(a)	Stock Option Plans

Activity under the Company’s stock option plans for the six months ended June 30, 2024 was as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	2,102,030	$2.00
Granted	1,062,421	1.06
Forfeited	(243,312)	2.09
Outstanding at June 30, 2024	2,921,139	$1.65

Vested and exercisable at June 30, 2024	1,207,595	$2.53

Options granted under our 2021 Stock Option Plan for the six months ended June 30, 2024 to employees and nonemployees were 1,059,921 and 2,500, respectively and the weighted average exercise prices were $1.06 and $0.79, respectively. The weighted-average fair values of the options granted to employees and nonemployees were $0.90 and $0.39, respectively and were estimated using the following Black-Scholes assumptions:

	Employee	Nonemployee
Expected term (in years)	6.25	1.50
Risk‑free interest rate	4.06%	4.53%
Dividend yield	—%	—%
Expected volatility	110.40%	105.34%

No options were exercised for the six months ended June 30, 2024 under our stock option plans.

As of June 30, 2024, the total number of shares of common stock reserved for future awards under the 2021 Stock Option Plan was 676,741.

(b)	Inducement Grants

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

As of June 30, 2024, inducement grant awards of 250,000 shares were outstanding with a weighted average exercise price of $1.89, and 62,500 shares were vested and exercisable with a weighted average exercise price of $2.64.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
(c)	Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying condensed statement of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$34,629	27,192	64,637	52,251
Sales and marketing	18,246	602	24,764	(1,942)
General and administrative	51,138	37,422	92,197	71,861
Total share-based compensation expense	$104,013	65,216	181,598	122,170

As of June 30, 2024, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $1,516,737, which includes $155,222 of compensation expense to be recognized upon achieving certain performance conditions. For service-based awards, the $1,361,515 of unrecognized expense is expected to be recognized over a weighted average period of 3.3 years.

(d)	Employee Stock Purchase Plan (ESPP)

For the six months ended June 30, 2024, 12,081 shares of common stock were issued under the Company’s ESPP Plan at a fair value of $10,390. For the six months ended June 30, 2023, 3,858 shares of common stock were issued under the ESPP plan at a fair value of $1,697. As of June 30, 2024, the total number of shares of common stock reserved for future awards under the ESPP Plan was 591,437.

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

In June 2023, all pre-funded warrants were exercised for shares of common stock. In September and October 2023, all common warrants and 122,994 placement agent warrants were exercised for cash proceeds of $3,687,976. As of June 30, 2024, 68,809 placement agent warrants remain outstanding.

(13)	Related‑Party Transactions

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants (see Note 10). The transaction included issuance of a $5 million convertible note and Series A and Series B Warrants to PharmaCyte Biotech, Inc. The interim CEO, President and Director of PharmaCyte Biotech, Inc., Joshua Silverman, serves on the Company’s board of directors. In addition, during the year ended December 31, 2023 and six months ended June 30, 2024 and 2023, a family member of the CEO was employed by the Company.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(14)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net loss attributable to common stockholders, basic & diluted	$(4,684,574)	(2,893,508)	(8,284,084)	(5,839,765)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,215,516	13,107,590	21,995,436	12,493,334
Net loss per share attributable to common stockholders, basic and diluted	$(0.21)	(0.22)	(0.38)	(0.47)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Options to purchase common stock	3,171,139	1,169,671	3,171,139	1,169,671
Warrants to purchase common stock, in connection with April 2023 financing	68,809	3,388,525	68,809	3,388,525
Warrants to purchase common stock, in connection with November 2023 financing	11,610,166	—	11,610,166	—
Warrants to purchase common stock	196,816	233,460	196,816	233,460
Total potential shares	15,046,930	4,791,656	15,046,930	4,791,656

(15)	Income Taxes

The effective tax rate of 0% for the three and six months ended June 30, 2024 and 2023 was lower than the statutory rate due to the Company remaining in a full valuation allowance position.

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

Overview

We are a leading biomedical company focused on addressing significant unmet needs for women worldwide with a broad portfolio of in-office, accessible, and innovative therapeutic and diagnostic solutions, including a lead revolutionary product candidate and FDA-cleared, and Canadian and European Union approved products. Our mission is to provide women with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics focused on servicing the reproductive health needs for those seeking solutions for infertility issues (FemaSeed and FemVue) or permanent birth control (FemBloc). We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 180 patents globally, in- house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop and commercialize products. Our suite of products and product candidates address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

Corporate Update

On November 15, 2023, we secured a $6.85 million financing with a strategic investment from investors led by PharmaCyte Biotech.

On November 28, 2023, we announced the completion of enrollment of FemaSeed pivotal trial in support of commercial launch.

On November 30, 2023, we announced the appointment of James Liu, M.D. as Chief Medical Officer.

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

On April 18, 2024, we announced that our CEO, met with members of Congress to raise awareness of the Company and discuss women’s healthcare initiatives.

On May 16, 2024, we announced that our CEO, met with the White House’s Gender Policy Council.

On May 17,  2024, we announced that our CEO, met with the White House’s Office of Science and Technology to discuss the Cancer Moonshot initiative.

On June 20, 2024, we announced receipt of European Union Medical Device Regulation (EU MDR) and CE Mark certification for FemaSeed, FemVue, FemCerv and FemCath.

Clinical Update

FemaSeed – Our Intratubal Artificial Insemination Solution. In September 2023 we announced 510(k) clearance from the FDA for FemaSeed for intratubal insemination. The clinical trial was still ongoing at the time of receiving U.S. regulatory clearance from the FDA, however, the study was concluded with enrollment completed in November 2023. Topline results of the clinical trial were announced in March 2024. The trial demonstrated that 24% of women became pregnant after FemaSeed with male factor infertility (1 million to 20 million total motile sperm count (TMSC)). In contrast, the historical control indicated a 6.7% pregnancy rate by cycle for intrauterine insemination (IUI) with male factor infertility (greater than 1 million TMSC). Although subjects were permitted to have multiple FemaSeed attempts, the majority of women who became pregnant did so after the first FemaSeed procedure. The majority of adverse events were reported as mild (n=127 subjects, 216 cycles). No new safety concerns were observed through the seven-week follow-up. All adverse events were consistent with those known for IUI. The approved labeling includes women or couples wishing to become pregnant by way of intratubal insemination. The recruitment of the commercial team began with the hire of the Chief Commercial Officer in February 2024. In March 2024, the first commercial use of FemaSeed at a former investigative site was announced. Build-out of our initial commercial team in the United States, the focus of our primary market efforts was completed in June 2024. In June 2024, we received EU MDR and CE Mark certification for FemaSeed and concurrently are exploring potential strategic partners for distribution in Europe and internationally.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

The following table shows our results of operations for the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023	Change	% Change
Sales	$221,484	320,514	(99,030)	-30.9%
Cost of sales (excluding depreciation expense)	73,125	110,469	(37,344)	-33.8%

Operating expenses:
Research and development	1,975,875	1,527,172	448,703	29.4%
Sales and marketing	975,190	128,899	846,291	656.6%
General and administrative	1,611,817	1,356,637	255,180	18.8%
Depreciation and amortization	67,628	133,299	(65,671)	-49.3%
Total operating expenses	4,630,510	3,146,007	1,484,503	47.2%
Loss from operations	(4,482,151)	(2,935,962)	(1,546,189)	52.7%
Other income (expense):
Interest income	184,138	42,652	141,486	331.7%
Interest expense	(388,311)	(198)	(388,113)	196016.7%
Other income (expense), net	(204,173)	42,454	(246,627)	-580.9%
Loss before income taxes	(4,686,324)	(2,893,508)	(1,792,816)	62.0%
Income tax benefit	(1,750)	—	(1,750)	-100.0%
Net loss	$(4,684,574)	(2,893,508)	(1,791,066)	61.9%

Sales

Sales decreased by $99,030, or 30.9%, to $221,484 for the three months ended June 30, 2024 from $320,514 for the three months ended June 30, 2023, primarily due to the timing of international sales year over year. Units sold decreased by 41.7% for the comparable periods, while maintaining a consistent average selling price. FemaSeed sales are expected to commence in the second half of 2024.

Cost of sales

Cost of sales decreased by $37,344 or 33.8%, to $73,125 for the three months ended June 30, 2024 from $110,469 for the three months ended June 30, 2023. The decrease is primarily attributed to reduced sales and certain manufacturing efficiencies.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended June 30,
	2024	2023
Compensation and related personnel costs	$974,880	840,506
Clinical-related costs	435,588	361,578
Material and development costs	389,129	205,095
Professional and outside consultant costs	118,477	120,527
Other costs	57,801	(534)
Total research and development expenses	$1,975,875	1,527,172

R&D expenses increased by $448,703 or 29.4%, to 1,975,875 for the three months ended June 30, 2024 from $1,527,172 for the three months ended June 30, 2023. The increase relates primarily to increased material and development costs, clinical- related costs and compensation.

Sales and marketing

Sales and marketing expenses increased by $846,291 or 656.6%, to $975,190 for the three months ended June 30, 2024 from $128,899 for the three months ended June 30, 2023. The increase is largely due to increased compensation costs and sales expenses as we recruited and hired commercial team members in connection with the initiation of commercialization of FemaSeed.

General and administrative

General and administrative expenses increased by $255,180, or 18.8%, to $1,611,817 for the three months ended June 30, 2024 from $1,356,637 for the three months ended June 30, 2023. The increase was largely due to increased facility, overhead and compensation costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $65,671, or 49.3%, to $67,628 for the three months ended June 30, 2024 from $133,299 for the three months ended June 30, 2023. The decrease is due to a reduction of depreciation expense associated with our fixed assets.

Other income (expense), net

Other income (expense), net decreased by $246,627, or 580.9%, to $204,173 of expense for the three months ended June 30, 2024 from $42,454 of income for the three months ended June 30, 2023. The decrease relates to interest expense and non-cash discount amortization related to the convertible notes payable, partially offset by an increase in interest income.

Results of Operations

Comparison of the Six Months Ended June 30, 2024 and 2023

The following table shows our results of operations for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change	% Change
Sales	$492,624	614,498	(121,874)	-19.8%
Cost of sales (excluding depreciation expense)	161,657	215,589	(53,932)	-25.0%

Operating expenses:
Research and development	3,746,606	3,064,611	681,995	22.3%
Sales and marketing	1,275,677	373,795	901,882	241.3%
General and administrative	3,114,621	2,671,774	442,847	16.6%
Depreciation and amortization	138,856	266,365	(127,509)	-47.9%
Total operating expenses	8,275,760	6,376,545	1,899,215	29.8%
Loss from operations	(7,944,793)	(5,977,636)	(1,967,157)	32.9%
Other income (expense):
Interest income	408,822	139,741	269,081	192.6%
Interest expense	(749,863)	(1,870)	(747,993)	39999.6%
Other income (expense), net	(341,041)	137,871	(478,912)	-347.4%
Loss before income taxes	(8,285,834)	(5,839,765)	(2,446,069)	41.9%
Income tax benefit	(1,750)	—	(1,750)	-100.0%
Net loss	$(8,284,084)	(5,839,765)	(2,444,319)	41.9%

Sales

Sales decreased by $121,874, or 19.8%, to $492,624 for the six months ended June 30, 2024 from $614,498 for the six months ended June 30, 2023, attributable primarily to international sales. Units sold decreased by 25.7% for the comparable periods, while maintaining a consistent average selling price. FemaSeed sales are expected to commence in the second half of 2024.

Cost of sales

Cost of sales decreased by $53,932 or 25.0%, to $161,657 for the six months ended June 30, 2024 from $215,589 for the six months ended June 30, 2023. The decrease is primarily attributed to reduced sales and certain manufacturing efficiencies.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Six Months Ended June 30,
	2024	2023
Compensation and related personnel costs	$1,963,937	1,740,794
Clinical-related costs	874,363	727,938
Material and development costs	532,828	372,256
Professional and outside consultant costs	286,659	212,462
Other costs	88,819	11,161
Total research and development expenses	$3,746,606	3,064,611

R&D expenses increased by $681,995 or 22.3%, to $3,746,606 for the six months ended June 30, 2024 from $3,064,611 for the six months ended June 30, 2023. The increase relates primarily to increased material and development costs, clinical-related costs, compensation costs and professional and outside consultant costs.

Sales and marketing

Sales and marketing expenses increased by $901,882 or 241.3%, to $1,275,677 for the six months ended June 30, 2024 from $373,795 for the six months ended June 30, 2023. The increase is largely due to increased compensation costs and sales expenses as we recruited and hired commercial team members in connection with the initiation of commercialization of FemaSeed.

General and administrative

General and administrative expenses increased by $442,847, or 16.6%, to $3,114,621 for the six months ended June 30, 2024 from $2,671,774 for the six months ended June 30, 2023. The increase was largely due to increased facility, overhead and compensation costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $127,509, or 47.9%, to $138,856 for the six months ended June 30, 2024 from $266,365 for the six months ended June 30, 2023. The decrease is due to a reduction of depreciation expense associated with our fixed assets.

Other income (expense), net

Other income (expense), net decreased by $478,912, or 347.4%, to $341,041 of expense for the six months ended June 30, 2024 from $137,871 of income for the six months ended June 30, 2023. The decrease relates to interest expense and non-cash discount amortization related to the convertible notes payable, partially offset by an increase in interest income.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through June 30, 2024, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of June 30, 2024, we had $13,525,898 of cash and cash equivalents and an accumulated deficit of $116,665,713.

On July 1, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. In October 2023, the Sales Agent was authorized to sell shares of common stock for an aggregate price up to $16.7 million pursuant to the prospectus. As of June 30, 2024, approximately 3.9 million shares of common stock have been sold for aggregate proceeds of approximately $8.7 million under the Equity Distribution Agreement pursuant to the prospectus. As of June 30, 2024, the amount we are authorized to sell is subject to baby-shelf limitations.

In April 2023, we sold an aggregate of (i) 1,318,000 shares of common stock and (ii) pre-funded warrants to purchase up to 1,878,722 shares of common stock in a registered direct offering and, in a concurrent private placement, warrants to purchase up to 3,196,722 shares of common stock. Additionally, common warrants were issued to the placement agent in this transaction to purchase up to 191,803 shares of common stock as compensation for services, collectively the (“April 2023 Financing”). The purchase price per share for the common stock, pre-funded warrants was $1.22 and $1.2199, respectively. The net proceeds from the April 2023 Financing at closing were approximately $3.4 million. The pre-funded and common warrants in the April 2023 Financing were fully exercised for cash for additional proceeds of $3.5 million. Placement agent warrants of 68,809 remain outstanding as of June 30, 2024.

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

Funding requirements

Based on our current operating plan, our current cash and cash equivalents is sufficient into July 2025.  However, it is not sufficient to fund our ongoing operations for twelve months from the date of these financial statements and we will need to obtain additional financing to fund our ongoing operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. As a result of our current limited financial liquidity, we have concluded that substantial doubt exists about our ability to continue as a going concern.

Our cash and cash equivalents as of June 30, 2024 will not be sufficient to fund our product candidate FemBloc through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidate. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

Cash Flows

Comparison of the Six months ended June 30, 2024 and 2023

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(8,894,780)	(5,388,824)
Net cash used in investing activities	(297,123)	(71,849)
Net cash provided by financing activities	1,001,724	3,203,754
Net change in cash and cash equivalents	$(8,190,179)	(2,256,919)

Operating activities

For the six months ended June 30, 2024, cash used in operating activities was $8,894,780, attributable to a net loss of $8,284,084 and a net change in our net operating assets and liabilities of $1,777,514, partially offset by non-cash charges of $1,166,618. Non-cash charges primarily consisted of $544,363 in amortization of the discount on convertible notes, $299,171 in right-of-use amortization, $181,598 in share-based compensation and $138,856 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to decreases in accounts payable and accrued expenses of $781,626, lease liabilities of $137,482 and increases in inventory of $651,292 and prepaid and other assets of $173,828.

For the six months ended June 30, 2023, cash used in operating activities was $5,388,824, attributable to a net loss of $5,839,765 and a net change in our net operating assets and liabilities of $132,443, partially offset by non-cash charges of $583,384. Non-cash charges largely consisted of $266,365 in depreciation and amortization, $148,541 in right-of-use amortization, $122,170 in stock-based compensation and $44,538 for loss on disposal of assets. The change in our net operating assets and liabilities was primarily due to decreases of $181,065 in lease liabilities and increases of $146,521 in inventory and $78,276 in accounts receivable, partially offset by decreases in prepaid and other assets of $154,065 and increases of $116,235 in accounts payable and accrued expenses.

Investing activities

For the six months ended June 30, 2024, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $297,123.

For the six months ended June 30, 2023, cash used in investing activities for the purchase of property and equipment was $71,849.

Financing activities

For the six months ended June 30, 2024, cash provided by financing activities was $1,001,724, attributable to proceeds from sales under the at-the-market facility, net of issuance costs and proceeds from the issuance of shares under the ESPP plan.

For the six months ended June 30, 2023, cash used in financing activities was $3,203,754, attributable to proceeds from the issuance of common stock and warrants of $3,905,071, partially offset by financing offering costs of $547,764, repayments on notes payable of $141,298 and payments under lease obligations of $12,255.

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

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of June 30, 2024, we have not had a history of significant returns.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we may be involved in legal proceedings arising in connection with our business. As of June 30, 2024, we have not had a history of significant legal proceedings and there no currently pending actions against us. We believe that any amount, or range, of reasonably possible losses in connection with any potential actions against us in excess of established reserves, in the aggregate, will not be not material to our financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period and the significance of any actions against us.

Item 1A.	Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 except as noted below.

There is substantial doubt about our ability to continue as a going concern

There is substantial doubt about our ability to continue as a going concern. If we are unable to raise sufficient capital in this offering or otherwise as and when needed, our business, financial condition and results of operations will be materially and adversely affected, and we will need to significantly modify our operational plans to continue as a going concern. If we are unable to continue as a going concern, we may have to liquidate our assets, and the values we receive for our assets in liquidation or dissolution could be significantly lower than the values reflected in our financial statements. Our lack of cash resources and our potential inability to continue as a going concern may materially adversely affect our share price and our ability to raise new capital, enter into critical contractual relations with third parties and otherwise execute our development strategy.

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

Item 6.	Exhibits

			Incorporated by Reference

Exhibit Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001- 40492	3.1	June 22, 2021

3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001- 40492	3.2	June 22, 2021

3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001- 40492	3.1	March 30, 2023

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 8th day of August 2024.

FEMASYS INC.

Dated: August 8, 2024	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President
Dated: August 8, 2024
By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer