Form 10-Q
period 2024-09-30
FEMASYS INC
filed 2024-11-12
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The Registrant had 22,898,468 shares of common stock, $0.001 par value, outstanding as of November 11, 2024.

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

•	our ability to establish, maintain, grow or increase sales and revenues;

•	our expectations about market trends;

•	our ability to continue operating as a going concern;

•	our ability to develop and advance our current product candidate, FemBloc and successfully initiate and complete clinical trials;

•	the ability of our clinical trials to demonstrate safety and effectiveness of our product candidate, FemBloc and other positive results;

•	our ability to enroll subjects in the clinical trials for our product candidate, FemBloc in order to advance the development thereof on a timely basis;

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

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Assets	September 30, 2024	December 31, 2023
Current assets:
Cash and cash equivalents	$7,611,210	21,716,077
Accounts receivable, net	378,290	98,906
Inventory, net	1,937,670	667,118
Prepaid and other current assets	1,370,523	695,879
Total current assets	11,297,693	23,177,980
Property and equipment, at cost:
Leasehold improvements	1,238,886	1,212,417
Office equipment	67,231	47,308
Furniture and fixtures	433,584	414,303
Machinery and equipment	2,848,833	2,559,356
Construction in progress	548,149	423,077
	5,136,683	4,656,461
Less accumulated depreciation	(3,748,393)	(3,545,422)
Net property and equipment	1,388,290	1,111,039
Long-term assets:
Lease right-of-use assets, net	1,941,624	2,380,225
Intangible assets, net of accumulated amortization	70,064	—
Other long-term assets	887,410	1,086,581
Total long-term assets	2,899,098	3,466,806

Total assets	$15,585,081	27,755,825

(continued)

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	September 30, 2024	December 31, 2023
Current liabilities:
Accounts payable	$1,121,873	1,137,823
Accrued expenses	1,127,645	1,444,296
Clinical holdback – current portion	92,170	65,300
Lease liabilities – current portion	525,752	406,636
Total current liabilities	2,867,440	3,054,055
Long-term liabilities:
Clinical holdback – long-term portion	36,081	54,935
Convertible notes payable, net (including related parties)	5,068,556	4,258,179
Lease liabilities – long-term portion	1,643,217	2,036,067
Total long-term liabilities	6,747,854	6,349,181
Total liabilities	9,615,294	9,403,236
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized, 22,350,022 shares issued and 22,232,799 outstanding as of September 30, 2024; and 21,774,604 shares issued and 21,657,381 outstanding as of December 31, 2023	22,350	21,775
Treasury stock, 117,223 common shares	(60,000)	(60,000)
Warrants	2,608,642	2,787,137
Additional paid-in-capital	125,473,368	123,985,306
Accumulated deficit	(122,074,573)	(108,381,629)
Total stockholders’ equity	5,969,787	18,352,589

Total liabilities and stockholders’ equity	$15,585,081	27,755,825

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Sales	$554,908	244,361	1,047,532	858,859
Cost of sales (excluding depreciation expense)	190,839	86,186	352,496	301,775

Operating expenses:
Research and development	2,303,241	2,072,830	6,049,847	5,137,441
Sales and marketing	1,572,189	70,883	2,847,866	444,678
General and administrative	1,530,791	1,970,408	4,645,412	4,642,182
Depreciation and amortization	76,288	125,318	215,144	391,683
Total operating expenses	5,482,509	4,239,439	13,758,269	10,615,984
Loss from operations	(5,118,440)	(4,081,264)	(13,063,233)	(10,058,900)
Other income (expense):
Interest income	124,028	92,392	532,850	232,133
Interest expense	(413,290)	(8,033)	(1,163,153)	(9,903)
Total other income (expense), net	(289,262)	84,359	(630,303)	222,230
Loss before income taxes	(5,407,702)	(3,996,905)	(13,693,536)	(9,836,670)
Income tax expense (benefit)	1,158	—	(592)	—
Net loss	$(5,408,860)	(3,996,905)	(13,692,944)	(9,836,670)

Net loss attributable to common stockholders, basic and diluted	$(5,408,860)	(3,996,905)	(13,692,944)	(9,836,670)

Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	(0.26)	(0.62)	(0.74)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,232,799	15,093,147	22,075,135	13,369,462

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury common stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	equity
THREE MONTHS ENDED SEPTEMBER 30, 2024

Balance at June 30, 2024	22,350,022	$22,350	117,223	$(60,000)	$2,608,642	$125,344,962	$(116,665,713)	$11,250,241
Issuance of common stock in connection with at-the-market offering, net of issuance costs	—	—	—	—	—	—	—	—
Issuance of common stock in connection with ESPP	—	—	—	—	—	—	—	—
Expiration of warrant	—	—	—	—	—	—	—	—
Share-based compensation expense	—	—	—	—	—	128,406	—	128,406
Net loss	—	—	—	—	—	—	(5,408,860)	(5,408,860)

Balance at September 30, 2024	22,350,022	$22,350	117,223	$(60,000)	$2,608,642	$125,473,368	$(122,074,573)	$5,969,787

NINE MONTHS ENDED SEPTEMBER 30, 2024

Balance at December 31, 2023	21,774,604	$21,775	117,223	$(60,000)	$2,787,137	$123,985,306	$(108,381,629)	$18,352,589

Issuance of common stock in connection with at-the-market offering, net of issuance costs	563,337	563	—	—	—	989,185	—	989,748
Issuance of common stock in connection with ESPP	12,081	12	—	—	—	10,378	—	10,390
Expiration of warrant	—	—	—	—	(178,495)	178,495	—	—
Share-based compensation expense	—	—	—	—	—	310,004	—	310,004
Net loss	—	—	—	—	—	—	(13,692,944)	(13,692,944)

Balance at September 30, 2024	22,350,022	$22,350	117,223	$(60,000)	$2,608,642	$125,473,368	$(122,074,573)	$5,969,787

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury common stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	equity
THREE MONTHS ENDED SEPTEMBER 30, 2023

Balance at June 30, 2023	15,190,376	$15,190	117,223	$(60,000)	$1,918,103	$110,977,150	$(99,974,270)	$12,876,173
Exercise of common warrants	919,716	920			(336,495)	1,395,550		1,059,975
Share-based compensation expense	—	—	—	—	—	504,359	—	504,359
Net loss	—	—	—	—	—	—	(3,996,905)	(3,996,905)

Balance at September 30, 2023	16,110,092	$16,110	117,223	$(60,000)	$1,581,608	$112,877,059	$(103,971,175)	$10,443,602

NINE MONTHS ENDED SEPTEMBER 30, 2023

Balance at December 31, 2022	11,986,927	$11,987	117,223	$(60,000)	$567,972	$108,857,065	$(94,134,505)	$15,242,519

Issuance of common stock and warrants in connection with April 2023 Financing, net of issuance costs	1,318,000	1,318	—	—	2,526,664	818,014	—	3,345,996
Issuance of common stock in connection with at-the-market offering, net of issuance costs	2,869	3	—	—	—	3,365	—	3,368
Issuance of common stock in connection with ESPP	3,858	3	—	—	—	1,694	—	1,697
Exercise of pre-funded warrants	1,878,722	1,879	—	—	(1,176,533)	1,174,842	—	188
Exercise of common warrants	919,716	920	—	—	(336,495)	1,395,550	—	1,059,975
Share-based compensation expense	—	—	—	—	—	626,529	—	626,529
Net loss	—	—	—	—	—	—	(9,836,670)	(9,836,670)

Balance at September 30, 2023	16,110,092	$16,110	117,223	$(60,000)	$1,581,608	$112,877,059	$(103,971,175)	$10,443,602

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months ended Sep 30
	2024	2023
Cash flows from operating activities:
Net loss	$(13,692,944)	(9,836,670)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	202,971	388,777
Amortization	12,173	2,906
Amortization of right-of-use assets	438,601	274,158
Loss on disposal of assets	—	44,538
Accounts receivable reserve	6,000	—
Inventory reserve	2,830	4,972
Share-based compensation expense	310,004	626,529
Amortization of debt issuance costs and discount	854,902	—
Changes in operating assets and liabilities:
Accounts receivable	(285,384)	(26,086)
Inventory	(1,273,382)	(170,917)
Prepaid and other assets	(266,518)	313,154
Accounts payable	(51,799)	341,119
Accrued expenses	(316,651)	112,728
Lease liabilities	(273,734)	(304,004)
Other liabilities	(36,509)	(15,770)

Net cash used in operating activities	(14,369,440)	(8,244,566)
Cash flows from investing activities:
Acquisition of patents	(82,237)	—
Purchases of property and equipment	(654,914)	(99,018)

Net cash used in investing activities	(737,151)	(99,018)
Cash flows from financing activities:
Proceeds from the issuance of common stock and warrants in April 2023 Financing	—	3,899,813
Equity issuance costs for April 2023 Financing	—	(547,764)
Proceeds from exercise of pre-funded warrants	—	188
Proceeds from exercise of common warrants	—	1,059,975
Proceeds from common stock issued through ESPP and exercised options	10,390	1,697
Proceeds from at-the-market sales of common stock	1,021,994	3,373
Issuance costs for at-the-market sales of common stock	(30,660)	—
Repayment of note payable	—	(327,006)
Payments under lease obligations	—	(16,193)

Net cash provided by financing activities	1,001,724	4,074,083

Net change in cash and cash equivalents	(14,104,867)	(4,269,501)
Cash and cash equivalents:

Beginning of period	21,716,077	12,961,936

End of period	$7,611,210	8,692,435

Supplemental cash flow information
Cash paid for:
Interest	$—	9,903
Taxes	5,708	4,550
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued expense	35,849	—
Commissions costs relating to certain proceeds from issuance of common stock	—	6,163
Deferred offering costs reclassified to additional paid-in-capital	1,586	—
Right-of-use asset obtained in exchange for a lease liability	—	2,496,968
Prepaid insurance financed with promissory notes	—	283,334

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

Femasys has an expansive intellectual property portfolio which covers both utility and design patents in the U.S. and significant ex-U.S. markets for each product initiative. Femasys has taken concepts internally conceived and protected through development, including domestic and foreign regulatory approvals, and production, through in-house manufacturing. The Company received approval to sell FemaSeed, a solution which enables directed intratubal insemination to improve on historic intrauterine insemination (IUI) and provides a lower cost and safer option to in vitro fertilization (IVF) methods, from Health Canada, the Public Health Agency of Canada (Health Canada) in April 2023. In September 2023, the Company received 510(k) clearance from the FDA for FemaSeed intratubal insemination to market in the United States. A pivotal clinical trial was still ongoing at the time of receiving regulatory clearance, however, enrollment was completed in November 2023. In June 2024, the Company received European Union Medical Device Regulation (EU MDR) certificates and CE Mark certification for four products: FemaSeed, FemVue, FemCerv® and FemCath®. FemVue, a solution that enables fallopian tube assessment with ultrasound as an alternative to the radiologic approach (hysterosalpingogram) for the diagnosis of infertility, is approved for sale in the U.S., Japan, and Canada. FemCerv is a solution for complete tissue sampling with minimal contamination of the endocervical canal in a virtually pain-free procedure as an alternative to the single biopsy method for diagnosis of cervical cancer and is approved for sale in the U.S. and Canada. FemCath, allows for selective evaluation of an individual fallopian tube as an alternative to the traditional intrauterine catheter that is undirected, is approved for sale in the U.S. and Canada. In August 2024, the Company announced receipt of CE Mark certification and product approval from Health Canada for our compact, eco-friendly FemVue® MINI for fallopian tube assessment. In September 2024, the Company announced receipt of 510(k) clearance from FDA for FemChec®, a controlled contrast generating device. The Company received CE mark approval for FemChec in September 2024.

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

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
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

Liquidity

As of September 30, 2024, the Company had cash and cash equivalents of $7,611,210. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from the sale of FemaSeed and FemVue to support the Company’s research and development activities, primarily focused on FemBloc. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the nine months ended September 30, 2024, the Company generated a net loss of $13,692,944. The Company expects such losses to increase over the next few years as the Company advances FemBloc through clinical development if and until FDA approval is received and is available to be marketed.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of September 30, 2024 of $122,074,573 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
Recently Issued Accounting Pronouncements
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

As of September 30, 2024 and December 31, 2023, money market funds included in cash and cash equivalents on the balance sheets were $6,809,936 and $21,278,895, respectively, which represent level 1 within the fair value hierarchy where there are quoted prices in active markets for identical assets.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
(4)	Inventories

Inventory stated at cost, net of reserve, consisted of the following:

	September 30,	December 31,
	2024	2023
Materials	$1,043,045	367,934
Work in progress	509,217	128,993
Finished goods	385,408	170,191
Inventory, net	$1,937,670	667,118

(5)	Accrued Expenses

Accrued expenses consisted of the following:

	September 30,	December 31,
	2024	2023
Accrued interest	$352,775	—
Clinical trial costs	350,208	276,141
Incentive and other compensation costs	297,897	1,082,606
Director fees	70,000	60,210
Franchise taxes	3,150	12,160
Other	53,615	13,179
Accrued expenses	$1,127,645	1,444,296

(6)	Clinical Holdback

The following table shows the activity within the clinical holdback liability accounts for the nine months ended September 30, 2024:

Balance at December 31, 2023	$120,235
Clinical holdback retained	14,465
Clinical holdback paid	(6,449)
Balance at September 30, 2024	$128,251
Less: clinical holdback - current portion	(92,170)
Clinical holdback - long-term portion	$36,081

(7)	Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. For the three and nine months ended September 30, 2024 and 2023, there was no revenue recognized from performance obligations satisfied or partially satisfied in prior periods, nor were there any unsatisfied performance obligations as of September 30, 2024 or December 31, 2023.

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

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
The following table summarizes our sales by geographic region as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2024	2023	2024	2023
U.S.	$262,458	244,361	755,082	800,814
International	292,450	—	292,450	58,045
Total	$554,908	244,361	1,047,532	858,859

(8)	Commitments and Contingencies

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2024 and December 31, 2023.

(9)	Notes Payable

AFCO Credit Corporation (AFCO)

In July 2023, the Company executed a Promissory Note with AFCO to finance certain insurance premiums totaling $469,042, requiring the Company to pay $48,423 in a down payment and make monthly installment payments. The annual interest rate was 8.6% and the monthly installment was $48,423, which represents principal and interest. The Promissory Note was paid in full without penalty in November 2023.

As of September 30, 2024, and December 31, 2023, there was no principal balance on the AFCO. Interest expense in connection with the AFCO promissory notes was $0 and $9,317 for the three and nine months ended September 30, 2024 and 2023, respectively.

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

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
The Notes accrue interest at a rate of 6.0% per annum, payable annually, in cash or shares of common stock at the Company’s option, and mature on November 21, 2025, unless earlier converted or redeemed.

The Notes are convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $1.18. The Company has agreed not to issue or sell any equity securities of the Company at a price below the then-current conversion price for a period of 18 months after closing, subject to certain exceptions. Beginning six months after issuance, the Company may require holders to convert their Notes into conversion shares if the closing price of the common stock exceeds $2.36 per share for 10 consecutive trading days and the daily dollar trading volume of the common stock exceeds $1,000,000 per day during the same period and certain equity conditions described in the Notes are satisfied. The Notes provide for certain events of default, whereby each holder of Notes will be able to require the Company to redeem in cash any or all of the holder’s Notes at a premium of 115%. The conversion feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. As of September 30, 2024, the Convertible Notes have not been converted into shares of common stock.

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

For the convertible notes for the three months ended September 30, 2024, the Company recognized total interest expense of $413,290, including coupon interest expense of $102,750 and amortization of debt discount and issuance costs of $310,540. For the nine months ended September 30, 2024, the Company recognized total interest expense of $1,163,153, including coupon interest expense of $308,250 and amortization of debt discount and issuance costs of $854,902. As of December 31, 2023, the Notes principal balance as $6,850,000, unamortized discount was $2,636,346 and accrued interest was $44,525. As of September 30, 2024, the Notes principal balance as $6,850,000, unamortized discount was $1,781,444 and accrued interest was $352,775. The fair value of the convertible notes on September 30, 2024, calculated using a discounted cash flow analysis, was $6,399,810.

(11)	Stockholders’ Equity

On July 1, 2022, the Company filed a shelf registration statement to sell up to $150 million in common and preferred stock, debt securities and warrants. Additionally, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which the Company may offer and sell shares of common stock from time to time through the Sales Agent. In October 2023, the Sales Agent was authorized to sell shares for aggregate proceeds up to $16.7 million at current market prices until all shares are sold. As of September 30, 2024, 3.9 million shares of common stock have been sold for aggregate proceeds of approximately $8.7 million under the Equity Distribution Agreement pursuant to the prospectus. As of September 30, 2024, the amount we are authorized to sell is subject to baby-shelf limitations.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
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

In June 2023, all pre-funded warrants were exercised for shares of common stock. In September and October 2023, all common warrants and 122,994 placement agent warrants were exercised for cash proceeds of $3,687,976. As of September 30, 2024, 68,809 placement agent warrants remain outstanding.

As of September 30, 2024, the Company had 22,232,799 shares of common stock outstanding, and no dividends have been declared or paid.

(12)	Equity Incentive Plans and Warrants

Stock-Based Awards

(a)	Stock Option Plans

Activity under the Company’s stock option plans for the nine months ended September 30, 2024 was as follows:

	Number of options	Weighted average exercise price
Outstanding at December 31, 2023	2,102,030	$2.00
Granted	1,259,421	1.07
Forfeited	(359,807)	1.96
Outstanding at September 30, 2024	3,001,644	$1.61

Vested and exercisable at September 30, 2024	1,295,956	$2.36

Options granted under our 2021 Stock Option Plan for the nine months ended September 30, 2024 to employees and nonemployees were 1,186,521 and 72,900, respectively and the weighted average exercise prices were $1.06 and $1.13, respectively. The weighted-average fair values of the options granted to employees and nonemployees were $0.91 and $0.93, respectively and were estimated using the following Black-Scholes assumptions:

	Employee	Nonemployee
Expected term (in years)	6.25	5.36
Risk‑free interest rate	4.05%	4.09%
Dividend yield	—%	—%
Expected volatility	110.29%	111.97%

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
No options were exercised for the nine months ended September 30, 2024 under our stock option plans.

As of September 30, 2024, the total number of shares of common stock reserved for future awards under the 2021 Stock Option Plan was 596,236.

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

As of September 30, 2024, inducement grant awards of 250,000 shares were outstanding with a weighted average exercise price of $1.89, and 62,500 shares were vested and exercisable with a weighted average exercise price of $2.64.

(c)	Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying condensed statement of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$49,800	79,561	114,437	131,812
Sales and marketing	18,895	623	43,659	(1,319)
General and administrative	59,711	424,175	151,908	496,036
Total share-based compensation expense	$128,406	504,359	310,004	626,529

As September 30, 2024, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $1,487,486, which includes $155,222 of compensation expense to be recognized upon achieving certain performance conditions. For service-based awards, the $1,332,264 of unrecognized expense is expected to be recognized over a weighted average period of 3.0 years.

(d)	Employee Stock Purchase Plan (ESPP)

For the nine months ended September 30, 2024, 12,081 shares of common stock were issued under the Company’s ESPP Plan at a fair value of $10,390. For the nine months ended September 30, 2023, 3,858 shares of common stock were issued under the ESPP plan at a fair value of $1,697. As of September 30, 2024, the total number of shares of common stock reserved for future awards under the ESPP Plan was 591,437.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
(e)	April 2023 Financing

On April 20, 2023, the Company entered into a securities purchase agreement pursuant to which the Company sold (i) 1,318,000 shares of common stock, (ii) pre-funded warrants to purchase 1,878,722 shares of common stock, (iii) common warrants to purchase 3,196,722 shares of common stock. Additionally, common warrants to purchase 191,803 shares of common stock were issued to the placement agent compensation for services performed. See Note 11, Stockholders’ Equity.

The pre-funded warrants, common warrants and placement agent warrants were exercisable immediately following the closing date of the offering. The pre-funded warrants had an unlimited term and an exercise price of $0.0001 per share. The common warrants had a 5.5 year term and an exercise price of $1.095 per share. The placement agent warrants have a 5 year term and exercise price of $1.525 per share. The offering resulted in aggregate gross proceeds of $3,899,813, before $547,764 of transaction costs.

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

In June 2023, all pre-funded warrants were exercised for shares of common stock. In September and October 2023, all common warrants and 122,994 placement agent warrants were exercised for cash proceeds of $3,687,976. As of September 30, 2024, 68,809 placement agent warrants remain outstanding.

(13)	Related‑Party Transactions

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants (see Note 10). The transaction included the issuance of a $5 million convertible note and Series A and Series B Warrants to PharmaCyte Biotech, Inc. The interim CEO, President and Director of PharmaCyte Biotech, Inc., Joshua Silverman, serves on the Company’s board of directors. In addition, during the year ended December 31, 2023 and nine months ended September 30, 2024 and 2023, a family member of the CEO was employed by the Company.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)
(14)	Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Net loss attributable to common stockholders, basic & diluted	$(5,408,860)	(3,996,905)	(13,692,944)	(9,836,670)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	22,232,799	15,093,147	22,075,135	13,369,462
Net loss per share attributable to common stockholders, basic and diluted	$(0.24)	(0.26)	(0.62)	(0.74)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Options to purchase common stock	3,251,644	2,229,271	3,251,644	2,229,271
Warrants to purchase common stock, in connection with April 2023 financing	68,809	2,468,809	68,809	2,468,809
Warrants to purchase common stock, in connection with November 2023 financing	11,610,166	—	11,610,166	—
Warrants to purchase common stock	196,816	233,460	196,816	233,460
Total potential shares	15,127,435	4,931,540	15,127,435	4,931,540

(15)	Income Taxes

The effective tax rate of 0% for the three and nine months ended September 30, 2024 and 2023 was lower than the statutory rate due to the Company remaining in a full valuation allowance position.

(16)	Subsequent Events

In October 2024, the Company sold 665,669 shares under the at-the-market facility, resulting in gross cash proceeds of $900,317.

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

Overview

We are a leading biomedical company focused on addressing significant unmet needs for women worldwide with a broad portfolio of in-office, accessible, and innovative therapeutic and diagnostic solutions, including a lead revolutionary product candidate and FDA-cleared, and Canadian and European Union approved products. Our mission is to provide women with superior minimally-invasive, non-surgical product technologies, accessible in the office, improving patient care and overall health economics focused on servicing the reproductive health needs for those seeking solutions for infertility issues (FemaSeed and FemVue) or permanent birth control (FemBloc). We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 200 patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop and commercialize products. Our suite of products and product candidate address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

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

On April 18, 2024, we announced that our CEO met with members of Congress to raise awareness of the Company and discuss women’s healthcare initiatives.

On May 16, 2024, we announced that our CEO met with the White House’s Gender Policy Council.

On May 17, 2024, we announced that our CEO met with the White House’s Office of Science and Technology to discuss the Cancer Moonshot initiative.

On June 20, 2024, we announced receipt of European Union Medical Device Regulation (EU MDR) and CE Mark certification for FemaSeed, FemVue, FemCerv and FemCath.

On August 29, 2024, we announced receipt of CE Mark certification and product approval from Health Canada, the Public Health Agency of Canada, for our compact, eco-friendly FemVue MINI for fallopian tube assessment.

On September 9, 2024, we announced receipt of 510(k) clearance from FDA for FemChec, an innovative diagnostic solution for fallopian tube check.

On September 11, 2024, we announced strategic distribution partnerships for CE-marked products, including FemaSeed and FemVue in Spain for over $1.3 million over the next year.

On September 18, 2024, we announced the onboarding of the first infertility medical clinic customers to offer FemaSeed infertility treatment to patients in California and Florida.

On October 2, 2024, we announced receipt of a second order from our Spain strategic distribution partners after successfully completing commercial FemaSeed infertility treatments.

On October 30, 2024, we announced a partnership with Boston IVF, a prominent network of fertility centers, to offer FemaSeed.

On November 1, 2024, we announced issuance of U.S. patent covering FemBloc device for female permanent birth control.

Clinical Update

FemaSeed – Our Intratubal Artificial Insemination Solution. In September 2023 we received 510(k) clearance from the FDA for FemaSeed intratubal insemination. The pivotal clinical trial was still ongoing at the time of receiving U.S. regulatory clearance from the FDA, as a result, the study was concluded with enrollment completed in November 2023. Topline results of the clinical trial were announced in March 2024. The trial demonstrated pregnancy rate was 26.3% by subject (n=38) and 17.5% by cycle (n=57) after FemaSeed. In contrast, a 6.7% pregnancy rate by cycle was described in the literature for intrauterine insemination (IUI) with male factor infertility (greater than 1 million total motile sperm count). Although subjects were permitted to have multiple FemaSeed attempts, the majority of women who became pregnant did so after the first FemaSeed procedure. The majority of adverse events were reported as mild (n=133 subjects, 222 cycles). No new safety concerns were observed through the seven-week follow-up. All adverse events were consistent with those known for IUI. The approved labeling includes women or couples wishing to become pregnant by way of insemination. The recruitment of the commercial team began with the hire of the Chief Commercial Officer in February 2024. In March 2024, the first commercial use of FemaSeed at a former investigative site was announced. Build-out of our initial commercial team in the United States was completed in June 2024. In June 2024, we received EU MDR and CE Mark certification for FemaSeed and in September 2024, we announced strategic distribution partnerships for CE-marked products, including FemaSeed and FemVue in Spain which are anticipated to generate over $1.3 million over the next year. Concurrently with direct commercial efforts in North America (U.S. and Canada), we are exploring other potential strategic partners for distribution in Europe and internationally.

FemBloc – Our Permanent Birth Control Solution. In June 2023 we received FDA approval of our IDE to conduct a pivotal trial to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control. In August 2023 we announced the initiation of enrollment in the FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial designed to evaluate the safety and efficacy of FemBloc. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market. All six sites permitted in the initial stage of the trial were announced as actively enrolling subjects in January 2024. In September 2024, we announced receipt of 510(k) clearance from FDA for FemChec, an innovative diagnostic solution for fallopian tube check. FemChec is part of the confirmation test utilized to confirm FemBloc success. FemChec received CE Mark approval in September 2024 and previously received regulatory approval in Canada.

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

The following table shows our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change	% Change
Sales	$554,908	244,361	310,547	127.1%
Cost of sales (excluding depreciation expense)	190,839	86,186	104,653	121.4%

Operating expenses:
Research and development	2,303,241	2,072,830	230,411	11.1%
Sales and marketing	1,572,189	70,883	1,501,306	2118.0%
General and administrative	1,530,791	1,970,408	(439,617)	-22.3%
Depreciation and amortization	76,288	125,318	(49,030)	-39.1%
Total operating expenses	5,482,509	4,239,439	1,243,070	29.3%
Loss from operations	(5,118,440)	(4,081,264)	(1,037,176)	25.4%
Other income (expense):
Interest income	124,028	92,392	31,636	34.2%
Interest expense	(413,290)	(8,033)	(405,257)	5044.9%
Other income (expense), net	(289,262)	84,359	(373,621)	-442.9%
Loss before income taxes	(5,407,702)	(3,996,905)	(1,410,797)	35.3%
Income tax expense	1,158	—	1,158	-100.0%
Net loss	$(5,408,860)	(3,996,905)	(1,411,955)	35.3%

Sales

Sales increased by $310,547, or 127.1%, to $554,908 for the three months ended September 30, 2024 from $244,361 for the three months ended September 30, 2023, due to increased sales of FemaSeed and FemVue. FemVue U.S. and international units sold increased by 1.9% and 100%, respectively for the comparable periods, with pricing consistent across all markets. The Company recorded its first FemaSeed U.S. and international sales for the three months ended September 30, 2024, and additional sales are expected in the 4th quarter of 2024. Our Spanish distributors both placed orders in September 2024, each for approximately $210,000. One order was shipped in September. Due to hurricane Helene, the second order was unable to be shipped in September, and was recorded as revenue in October.

Cost of sales

Cost of sales increased by $104,653 or 121.4%, to $190,839 for the three months ended September 30, 2024 from $86,186 for the three months ended September 30, 2023. The increase is attributed to increased sales, specifically of FemaSeed.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended September 30,
	2024	2023
Compensation and related personnel costs	$1,256,061	918,617
Clinical-related costs	437,163	534,789
Material and development costs	312,644	455,347
Professional and outside consultant costs	291,955	133,476
Other costs	5,418	30,601
Total research and development expenses	$2,303,241	2,072,830

R&D expenses increased by $230,411 or 11.1%, to $2,303,241 for the three months ended September 30, 2024 from $2,072,830 for the three months ended September 30, 2023. The increase relates primarily to increased compensation costs and professional and outside consultant costs.

Sales and marketing

Sales and marketing expenses increased by $1,501,306 or 2,118.0%, to $1,572,189 for the three months ended September 30, 2024 from $70,883 for the three months ended September 30, 2023. The increase is largely due to increased compensation costs and sales and marketing expenses as we recruited and hired commercial team members in connection with the initiation of commercialization of FemaSeed in the U.S.

General and administrative

General and administrative expenses decreased by $439,617, or 22.3%, to $1,530,791 for the three months ended September 30, 2024 from $1,970,408 for the three months ended September 30, 2023. The decrease is largely due to reduced compensation and professional fees.

Depreciation and amortization

Depreciation and amortization expenses decreased by $49,030, or 39.1%, to $76,288 for the three months ended September 30, 2024 from $125,318 for the three months ended September 30, 2023. The decrease is due to a reduction of depreciation expense associated with our fixed assets.

Other income (expense), net

Other income (expense), net decreased by $373,621, or 442.9%, to $289,262 of expense for the three months ended September 30, 2024 from $84,359 of income for the three months ended September 30, 2023. The decrease relates to an increase in interest expense and non-cash discount amortization related to the convertible notes payable, partially offset by an increase in interest income.

Results of Operations

Comparison of the Nine Months Ended September 30, 2024 and 2023

The following table shows our results of operations for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change	% Change
Sales	$1,047,532	858,859	188,673	22.0%
Cost of sales (excluding depreciation expense)	352,496	301,775	50,721	16.8%

Operating expenses:
Research and development	6,049,847	5,137,441	912,406	17.8%
Sales and marketing	2,847,866	444,678	2,403,188	540.4%
General and administrative	4,645,412	4,642,182	3,230	0.1%
Depreciation and amortization	215,144	391,683	(176,539)	-45.1%
Total operating expenses	13,758,269	10,615,984	3,142,285	29.6%
Loss from operations	(13,063,233)	(10,058,900)	(3,004,333)	29.9%
Other income (expense):
Interest income	532,850	232,133	300,717	129.5%
Interest expense	(1,163,153)	(9,903)	(1,153,250)	11645.5%
Other income (expense), net	(630,303)	222,230	(852,533)	-383.6%
Loss before income taxes	(13,693,536)	(9,836,670)	(3,856,866)	39.2%
Income tax benefit	(592)	—	(592)	-100.0%
Net loss	$(13,692,944)	(9,836,670)	(3,856,274)	39.2%

Sales

Sales increased by $188,673, or 22.0%, to $1,047,532 for the nine months ended September 30, 2024 from $858,859 for the nine months ended September 30, 2023, attributable primarily to sales of FemaSeed. FemVue units sold decreased by 6.7% for the comparable periods, with pricing consistent across all markets. The Company recorded its first FemaSeed U.S. and international sales during the third quarter of 2024, and additional sales are expected in the 4th quarter of 2024. Our Spanish distributors both placed orders in September 2024, each for approximately $210,000. One order was shipped in September. Due to hurricane Helene, the second order was unable to be shipped in September, and was recorded as revenue in October.

Cost of sales

Cost of sales increased by $50,721 or 16.8%, to $352,496 for the nine months ended September 30, 2024 from $301,775 for the nine months ended September 30, 2023. The increase is primarily attributed to increased sales, specifically of FemaSeed.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Nine Months Ended September 30,
	2024	2023
Compensation and related personnel costs	$3,219,997	2,659,411
Clinical-related costs	1,311,526	1,262,727
Material and development costs	845,473	827,603
Professional and outside consultant costs	578,614	345,938
Other costs	94,237	41,762
Total research and development expenses	$6,049,847	5,137,441

R&D expenses increased by $912,406 or 17.8%, to $6,049,847 for the nine months ended September 30, 2024 from $5,137,441 for the nine months ended September 30, 2023. The increase relates primarily to increased compensation costs, professional and outside consultant costs and clinical-related costs.

Sales and marketing

Sales and marketing expenses increased by $2,403,188 or 540.4%, to $2,847,866 for the nine months ended September 30, 2024 from $444,678 for the nine months ended September 30, 2023. The increase is largely due to increased compensation costs and sales and marketing expenses as we recruited and hired commercial team members in connection with the initiation of commercialization of FemaSeed in the U.S.

General and administrative

General and administrative expenses increased by $3,230, or 0.1%, to $4,645,412 for the nine months ended September 30, 2024 from $4,642,182 for the nine months ended September 30, 2023. The slight increase is attributed to increased facility costs, offset by decreased professional fees and compensation costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $176,539, or 45.1%, to $215,144 for the nine months ended September 30, 2024 from $391,683 for the nine months ended September 30, 2023. The decrease is due to a reduction of depreciation expense associated with our fixed assets.

Other income (expense), net

Other income (expense), net decreased by $852,533, or 383.6%, to $630,303 of expense for the nine months ended September 30, 2024 from $222,230 of income for the nine months ended September 30, 2023. The decrease relates to interest expense and non-cash discount amortization related to the convertible notes payable, partially offset by an increase in interest income.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through September 30, 2024, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of September 30, 2024, we had $7,611,210 of cash and cash equivalents and an accumulated deficit of $122,074,573.

On July 1, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. In October 2023, the Sales Agent was authorized to sell shares of common stock for an aggregate price up to $16.7 million pursuant to the prospectus. As of September 30, 2024, approximately 3.9 million shares of common stock have been sold for aggregate proceeds of approximately $8.7 million under the Equity Distribution Agreement pursuant to the prospectus. As of September 30, 2024, the amount we are authorized to sell is subject to baby-shelf limitations. In October 2024, the Company sold 665,669 shares under this facility, resulting in gross cash proceeds of $900,317.

In April 2023, we sold an aggregate of (i) 1,318,000 shares of common stock and (ii) pre-funded warrants to purchase up to 1,878,722 shares of common stock in a registered direct offering and, in a concurrent private placement, warrants to purchase up to 3,196,722 shares of common stock. Additionally, common warrants were issued to the placement agent in this transaction to purchase up to 191,803 shares of common stock as compensation for services, collectively the (“April 2023 Financing”). The purchase price per share for the common stock, pre-funded warrants was $1.22 and $1.2199, respectively. The net proceeds from the April 2023 Financing at closing were approximately $3.4 million. The pre-funded and common warrants in the April 2023 Financing were fully exercised for cash for additional proceeds of $3.5 million. Placement agent warrants of 68,809 remain outstanding as of September 30, 2024.

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

Our cash and cash equivalents as of September 30, 2024 will not be sufficient to fund our product candidate FemBloc through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidate. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

Cash Flows

Comparison of the Nine months ended September 30, 2024 and 2023

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(14,369,440)	(8,244,566)
Net cash used in investing activities	(737,151)	(99,018)
Net cash provided by financing activities	1,001,724	4,074,083
Net change in cash and cash equivalents	$(14,104,867)	(4,269,501)

Operating activities

For the nine months ended September 30, 2024, cash used in operating activities was $14,369,440, attributable to a net loss of $13,692,944 and a net change in our net operating assets and liabilities of $2,503,977, partially offset by non-cash charges of $1,827,481. Non-cash charges primarily consisted of $854,902 in amortization of the discount on convertible notes, $438,601 in right-of-use asset amortization, $310,004 in share-based compensation and $215,144 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to decreases in accounts payable and accrued expenses of $368,450, lease liabilities of $273,734 and increases in inventory of $1,273,382, prepaid and other assets of $266,518 and accounts receivable of $285,384.

For the nine months ended September 30, 2023, cash used in operating activities was $8,244,566, attributable to a net loss of $9,836,670, partially offset by non-cash charges of $1,341,880 and a net change in our net operating assets and liabilities of $250,224. Non-cash charges largely consisted of $626,529 in stock-based compensation, $391,683 in depreciation and amortization, $274,158 in right-of-use asset amortization and $44,538 for loss on disposal of assets. The change in our net operating assets and liabilities was primarily due to a decrease in prepaid and other assets of $313,154 and an increase in accounts payable and accrued expenses of $453,847, which were offset partially by increases in inventory of $170,917, accounts receivable of $26,086 and a decrease in lease and other liabilities of $319,774.

Investing activities

For the nine months ended September 30, 2024, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $737,151.

For the nine months ended September 30, 2023, cash used in investing activities for the purchase of property and equipment was $99,018.

Financing activities

For the nine months ended September 30, 2024, cash provided by financing activities was $1,001,724, attributable to proceeds from sales under the at-the-market facility, net of issuance costs and proceeds from the issuance of shares under the ESPP plan.

For the nine months ended September 30, 2023, cash provided by financing activities was $4,074,083, primarily attributable to proceeds from the issuance of common stock and warrants of $4,965,046, offset by financing offering costs of $547,764, repayments on notes payable of $327,006 and payments under lease obligations of $16,193.

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

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of September 30, 2024, we have not had a history of significant returns.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we may be involved in legal proceedings arising in connection with our business. As of September 30, 2024, we have not had a history of significant legal proceedings and there are no currently pending actions against us. We believe that any amount, or range, of reasonably possible losses in connection with any potential actions against us in excess of established reserves, in the aggregate, will not be material to our financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period and the significance of any actions against us.

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 12th day of November 2024.

FEMASYS INC.

Dated: November 12, 2024	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

Dated: November 12, 2024
By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer