Form 10-Q
period 2025-03-31
FEMASYS INC
filed 2025-05-08
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

OR

☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________to____________

Commission file number: 001-40492.

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

The Registrant had 27,239,885 shares of common stock, $0.001 par value, outstanding as of May 7, 2025.

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

• our ability to pay our convertible notes due November 2025, if not converted into common stock;

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

• our ability to build, manage, and maintain our direct sales and marketing organization, and to market and sell our FemaSeed artificial insemination product, FemBloc permanent birth control system (if approved for sale), and women-specific medical product solutions in markets in and outside of the United States;

• our ability to establish, maintain, grow or increase sales and revenues;

• our expectations about market trends;

• our ability to continue operating as a going concern;

• our ability to develop and advance our product candidate, FemBloc, and successfully initiate and complete clinical trials;

• the ability of our clinical trials to demonstrate safety and effectiveness of our product candidate, FemBloc, and other positive results;

• our ability to enroll subjects in the clinical trial for our product candidate, FemBloc, in order to advance the development thereof on a timely basis;

• our ability to manufacture our products and product candidate, if approved, in compliance with applicable laws, regulations, and requirements and to oversee third-party suppliers, service providers and vendors in the performance of any contracted activities in accordance with applicable laws, regulations, and requirements;

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

PART I. FINANCIAL INFORMATION

ITEM I.	Financial Statements

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Assets	March 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$3,820,208	3,451,761
Accounts receivable, net	233,598	488,373
Inventory	3,862,188	3,046,323
Prepaid and other current assets	1,216,258	1,035,993
Total current assets	9,132,252	8,022,450
Property and equipment, at cost:
Leasehold improvements	1,238,886	1,238,886
Office equipment	68,530	60,921
Furniture and fixtures	417,876	417,876
Machinery and equipment	3,068,033	2,856,740
Construction in progress	600,551	762,445
	5,393,876	5,336,868
Less accumulated depreciation	(3,818,451)	(3,740,769)
Net property and equipment	1,575,425	1,596,099
Long-term assets:
Lease right-of-use assets, net	1,673,336	1,805,543
Intangible assets, net of accumulated amortization	58,747	65,918
Other long-term assets	838,043	954,992
Total long-term assets	2,570,126	2,826,453

Total assets	$13,277,803	12,445,002

(continued)

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	March 31, 2025	December 31, 2024
Current liabilities:
Accounts payable	$2,331,794	1,419,044
Accrued expenses	1,170,288	1,151,049
Convertible notes payable, net (including related parties)	5,762,927	5,406,228
Clinical holdback – current portion	65,946	88,581
Operating lease liabilities – current portion	510,171	517,967
Total current liabilities	9,841,126	8,582,869
Long-term liabilities:
Clinical holdback – long-term portion	47,140	39,611
Operating lease liabilities – long-term portion	1,392,820	1,518,100
Total long-term liabilities	1,439,960	1,557,711
Total liabilities	11,281,086	10,140,580
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized, 27,205,109 shares issued and 27,087,886 outstanding as of March 31, 2025; and 23,473,149 shares issued and 23,355,926 outstanding as of December 31, 2024	27,205	23,473
Treasury stock, 117,223 common shares	(60,000)	(60,000)
Warrants	1,860,008	1,860,008
Additional paid-in-capital	133,264,600	127,679,198
Accumulated deficit	(133,095,096)	(127,198,257)
Total stockholders’ equity	1,996,717	2,304,422

Total liabilities and stockholders’ equity	$13,277,803	12,445,002

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Comprehensive Loss
(unaudited)

	Three Months Ended March 31,
	2025	2024
Sales	$341,264	271,140
Cost of sales (excluding depreciation expense)	117,266	88,532
Operating expenses:
Research and development	2,968,472	1,770,731
Sales and marketing	908,567	300,487
General and administrative	1,722,713	1,502,804
Depreciation and amortization	84,853	71,228
Total operating expenses	5,684,605	3,645,250
Loss from operations	(5,460,607)	(3,462,642)
Other (expense) income:
Interest income	19,029	224,684
Interest expense	(459,449)	(361,552)
Total other (expense) income, net	(440,420)	(136,868)
Loss before income taxes	(5,901,027)	(3,599,510)
Income tax (benefit)	(4,188)	—

Net loss	$(5,896,839)	(3,599,510)

Net loss attributable to common stockholders, basic and diluted	$(5,896,839)	(3,599,510)

Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	(0.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	25,149,236	21,775,357

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury common stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	equity
THREE MONTHS ENDED MARCH 31, 2025
Balance at December 31, 2024	23,355,926	$23,473	117,223	$(60,000)	$1,860,008	$127,679,198	$(127,198,257)	$2,304,422

Share-based compensation expense	—	—	—	—	—	367,237	—	367,237
Issuance of common stock in connection with at-the-market offering, net of issuance costs	3,731,960	3,732	—	—	—	5,218,165	—	5,221,897
Net loss	—	—	—	—	—	—	(5,896,839)	(5,896,839)
Balance at March 31, 2025	27,087,886	$27,205	117,223	$(60,000)	$1,860,008	$133,264,600	$(133,095,096)	$1,996,717

THREE MONTHS ENDED MARCH 31, 2024
Balance at December 31, 2023	21,774,604	$21,775	117,223	$(60,000)	$2,787,137	$123,985,306	$(108,381,629)	$18,352,589

Issuance of common stock in connection with at-the-market offering, net of issuance costs	441,966	442	—	—	—	776,488	—	776,930
Share-based compensation expense	—	—	—	—	—	77,585	—	77,585
Expiration of warrant					(155,299)	155,299		—
Net loss	—	—	—	—	—	—	(3,599,510)	(3,599,510)
Balance at March 31, 2024	22,216,570	$22,217	117,223	$(60,000)	$2,631,838	$124,994,678	$(111,981,139)	$15,607,594

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31
	2025	2024
Cash flows from operating activities:
Net loss	$(5,896,839)	(3,599,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77,682	69,983
Amortization	7,171	1,245
Amortization of right-of-use assets	132,207	152,664
Accounts receivable reserve	(5,000)	1,000
Loss on property and equipment dispositions	43,507	—
Share-based compensation expense	367,237	77,585
Amortization of debt issuance costs and discount	356,699	258,802
Changes in operating assets and liabilities:
Accounts receivable	259,775	(22,623)
Inventory	(815,865)	(304,179)
Prepaid and other assets	(53,523)	(187,359)
Accounts payable	890,678	(137,753)
Accrued expenses	19,239	(792,239)
Lease liabilities	(133,076)	(44,745)
Other liabilities	(15,106)	(40,995)
Net cash used in operating activities	(4,765,214)	(4,568,124)
Cash flows from investing activities:
Acquisition of patents	—	(25,603)
Purchases of property and equipment	(96,605)	(64,557)
Net cash used in investing activities	(96,605)	(90,160)
Cash flows from financing activities:
Proceeds from at-the-market sales of common stock	5,392,027	802,242
Issuance costs for at-the-market sales of common stock	(161,761)	(24,067)
Net cash provided by financing activities	5,230,266	778,175
Net change in cash and cash equivalents	368,447	(3,880,109)
Cash and cash equivalents:
Beginning of period	3,451,761	21,716,077
End of period	$3,820,208	17,835,968

Supplemental cash flow information
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued expense	$22,072	108,304
Acquisition of patents included in accounts payable	—	8,757
Deferred offering costs reclassified to additional paid-in-capital	8,369	1,245

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(1)           Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the Company or Femasys) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio, which is currently being commercialized in the U.S. and select countries. FemaSeed® Intratubal Insemination, a groundbreaking infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (UK), Canada and Israel. Peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan and Israel. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada and Israel. FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution, that involves the minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in the safest most natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safer, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost. Peer-reviewed publication of positive data from its initial clinical trials of FemBloc demonstrated compelling effectiveness and five-year safety. In March 2025, the Company announced CE mark certification under European Union Medical Device Regulation (EU MDR) as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control. For the FemBloc blended polymer, an integral part of the FemBloc permanent birth control, the Company has successfully completed an expedited G12 Special MDR Audit for Class III devices and the Notified Body has recommended for CE mark approval pending the final stages of European Medical Agency (EMA) review, with potential approval expected mid-2025. In March 2025, we announced strategic distribution partnerships for FemBloc in Spain. The pivotal clinical trial (clinicaltrials.gov: NCT05977751) is enrolling participants for U.S. approval. FemChec®, U.S. FDA-cleared and approved in Europe and Canada, is a companion diagnostic product for FemBloc’s ultrasound-based confirmation test. FemCath® is U.S. FDA-cleared and approved in Europe, Canada and Israel for selective fallopian tube evaluation. The Company is a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 200 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. Our suite of products and product candidate address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

Basis of Presentation

The Company has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2024 included in our Annual Report on Form 10-K filed with the SEC on March 27, 2025 (the Annual Report). There have been no material changes to the Company’s significant accounting policies described in Note 2 to the financial statements included in the Annual Report.

 FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

In the opinion of management, the unaudited financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows at the dates for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results expected for the full year.

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

Liquidity

As of March 31, 2025, the Company had cash and cash equivalents of $3,820,208. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from domestic sales of FemaSeed and FemVue and international sales of FemaSeed, FemVue and FemBloc to support the Company’s commercial efforts and research and development activities, primarily focused on FemBloc. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the three months ended March 31, 2025, the Company generated a net loss of $5,896,839. The Company expects such losses to increase over the next few years as the Company commercializes FemaSeed and its other products and advances FemBloc through clinical development if and until FDA approval is received and is available to be marketed in the U.S.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of March 31, 2025 of $133,095,096 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful because the availability and amount of such funding are not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024. Adoption is either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company adopted the ASU on January 1, 2025, and it did not have a material impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

No other new accounting pronouncement issued or effective has had, or is expected to have, a material impact on the Company’s financial statements.

(2)           Fair Value of Financial Instruments

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

(3)           Cash and Cash Equivalents

As of March 31, 2025 and December 31, 2024, money market funds included in cash and cash equivalents on the balance sheets were $2,877,844 and $3,451,761, respectively, which represent level 1 within the fair value hierarchy. The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of amounts invested in money market mutual funds and are stated at fair value.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(4)           Inventories

Inventory, stated at cost, consisted of the following:

	March 31,	December 31,
	2025	2024
Materials	$1,567,849	1,308,863
Work in progress	1,065,096	982,630
Finished goods	1,229,243	754,830
Inventory, net	$3,862,188	3,046,323

(5)          Accrued Expenses

Accrued expenses included the following:

	March 31,	December 31,
	2025	2024
Incentive and other compensation costs	$600,614	650,768
Clinical trial costs	316,731	354,762
Accrued interest	147,275	44,525
Director fees	71,250	70,000
Other	34,418	30,994
Accrued expenses	$1,170,288	1,151,049

(6)          Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized at a point in time. For the three months ended March 31, 2025 and 2024, there were no unsatisfied performance obligations.

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

The Company’s sales for the quarters ended March 31, 2025 and 2024 were exclusively in the United States.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(7)           Commitments and Contingencies

Legal Claims

Occasionally, the Company may be a party to legal claims or proceedings, the outcomes of which are subject to significant uncertainty. In accordance with Accounting Standards Codification (ASC) 450, Contingencies, the Company will assess the likelihood of an adverse judgment for any outstanding claim as well as ranges of probable losses. When it has been determined that a loss is probable and the amount can be reasonably estimated, the Company will record a liability. For both periods presented, there were no material legal contingencies requiring accrual or disclosure.

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provide for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained directors’ and officers’ insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2025 and December 31, 2024.

(8)          Convertible Notes with Warrants (November 2023 Financing)

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

The Notes accrue interest at a rate of 6.0% per annum, payable annually, in cash or shares of common stock at the Company’s option, and mature on November 21, 2025, unless earlier converted or redeemed. In November 2024, the Company paid $111,000 of accrued interest in cash and $300,000 accrued interest in common stock, comprising 315,790 shares.

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

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

The Series B Warrants expired in November 2024.

The Series A Warrants and Series B Warrants are classified as components of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock from which they are issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

For the three months ended March 31, 2025, the Company recognized total interest expense of $459,449, including coupon interest expense of $102,750 and amortization of debt discount and issuance costs of $356,699. For the three months ended March 31, 2024, the Company recognized total interest expense of $361,522, including coupon interest expense of $102,750 and amortization of debt discount and issuance costs of $258,802. The Notes, net of unamortized discount costs was $5,762,927 and $5,406,228 as of March 31, 2025 and December 31, 2024, respectively. The fair value of the convertible notes on March 31, 2025 and December 31, 2024, calculated using a discounted cash flow analysis using level 3 inputs, was $6,589,007 and $6,493,720, respectively.

(9)           Stockholders’ Equity

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

During the quarter ended March 31, 2025, approximately 3.7 million shares of common stock have been sold for aggregate proceeds of approximately $5.4 million, and as of March 31, 2025, approximately $1.6 million remains available for sale pursuant to the prospectus. As of March 31, 2025, the amount the Company is authorized to sell is subject to baby-shelf limitations.

As of March 31, 2025, the Company had 27,087,886 shares of common stock outstanding, and no dividends have been declared or paid.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(10)         Equity Incentive Plans and Warrants

Stock-Based Awards

(a)       Stock Option Plans

Activity under the Company’s stock option plans for the three months ended March 31, 2025 was as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2024	2,974,219	$1.60
Granted	1,466,515	1.09
Forfeited	(52,675)	1.04
Outstanding at March 31, 2025	4,388,059	$1.44	1,372,802

Vested and exercisable at March 31, 2025	1,737,825	$2.03	669,709

The intrinsic value represents the amount by which the market price of the underlying stock at March 31, 2025 exceeds the exercise price of an option.

Options granted under the 2021 Stock Option Plan for the three months ended March 31, 2025 to employees were 1,466,515, and the weighted average exercise prices were $1.09. The weighted-average fair values of the options granted to employees was $0.84 and were estimated using the following Black-Scholes assumptions:

Employees
Expected term (in years)	6.05
Risk‑free interest rate	4.38%
Dividend yield	—
Expected volatility	91.20%

No options were exercised for the three months ended March 31, 2025 under our stock option plans.

As of March 31, 2025, the total number of shares of common stock reserved for future awards under the 2021 Stock Option Plan was 144,058.

(b)       Inducement Grants

Since 2023, the Company has granted 250,000 inducement grants, a stock option grant to certain employees for the right to purchase shares, which were approved by the Compensation Committee. The inducement grants vest in equal installments over four years provided the employee remains employed by the Company on the vesting date. In the first quarter of 2025, there were forfeitures of 100,000 options.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

The inducement grants are summarized as follows:

		Weighted	Weighted
		average	average
	Number of	exercise	remaining
	options	price	life years
Outstanding at December 31, 2024	250,000	$1.89	8.07
Forfeited	(100,000)	1.10	—
Outstanding at March 31, 2025	150,000	$2.42	7.12

Vested and exercisable at March 31, 2025	100,000	$2.56	7.07

(c)           Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying condensed statement of comprehensive loss:

	Three Months Ended March 31,
	2025	2024
Research and development	$136,924	30,327
Sales and marketing	(10,431)	6,199
General and administrative	240,744	41,059
Total share-based compensation expense	$367,237	77,585

As of March 31, 2025, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $2,034,357, which includes $155,222 of compensation expense to be recognized upon achieving certain performance conditions. For service-based awards, the $1,879,135 of unrecognized expense is expected to be recognized over a weighted average period of 3.1 years.

(d)       Employee Stock Purchase Plan (ESPP)

For the three months ended March 31, 2025, no shares of common stock were issued under the Company’s ESPP Plan. As of March 31, 2025, the total number of shares of common stock reserved for future awards under the ESPP Plan was 768,915.

(11)             Related‑Party Transactions

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants (see Note 8). The transaction included the issuance of a $5 million convertible note and Series A and Series B Warrants to PharmaCyte Biotech, Inc. The interim CEO, President and Director of PharmaCyte Biotech, Inc., Joshua Silverman, serves on the Company’s board of directors. The Series B Warrants expired in November 2024. In November 2024, the Company paid PharmaCyte accrued interest on the convertible note of $300,000 in equity comprising 315,790 common shares.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

In addition, during the year ended December 31, 2024 and three months ended March 31, 2025, a family member of the CEO was employed by the Company.

(12)             Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended March 31,
	2025	2024

Net loss attributable to common stockholders, basic & diluted	$(5,896,839)	(3,599,510)

Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	25,149,236	21,775,357
Net loss per share attributable to common stockholders, basic and diluted	$(0.23)	(0.17)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	March 31, 2025	March 31, 2024
Options to purchase common stock	4,538,059	2,998,233
Warrants to purchase common stock, in connection with April 2023 financing	68,809	68,809
Warrants to purchase common stock, in connection with November 2023 financing	5,805,083	11,610,166
Warrants to purchase common stock	196,816	201,578
Total potential shares	10,608,767	14,878,786

(13)             Income Taxes

The effective tax rate of 0% for the three months ended March 31, 2025 and 2024 was lower than the statutory rate due to the Company remaining in a full valuation allowance position.

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

Significant segment expenses, as provided to the CODM are as follows:

	Three Months Ended March 31,
	2025	2024
Sales	$341,264	271,140
Cost of sales (excluding depreciation expense)	117,266	88,532

Research and development expense	959,162	415,263
Other research and development expenses[1]	2,009,310	1,355,468
Total research and development expense	2,968,472	1,770,731

Sales and marketing	908,567	300,487
General and administrative	1,722,713	1,502,804
Depreciation and amortization expense	84,853	71,228
Total operating expenses	5,684,605	3,645,250

Total other (expense) income, net	(440,420)	(136,868)
Loss before income taxes	(5,901,027)	(3,599,510)
Income tax (benefit)	(4,188)	—
Net loss	$(5,896,839)	(3,599,510)

1 Other research and development expenses include clinical affairs, regulatory, manufacturing and quality assurance expenses.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on March 27, 2025. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

We are a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio worldwide, and they are currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (UK), Canada and Israel. A peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety with high satisfaction from both patients and practitioners. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan and Israel. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada and Israel. FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution, that involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in the safest most natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safer, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost. A peer-reviewed publication of positive data from its initial clinical trials of FemBloc has demonstrated compelling effectiveness and five-year safety with high satisfaction from both patients and practitioners. In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control. For the FemBloc blended polymer, an integral part of the FemBloc permanent birth control, we have successfully completed an expedited G12 Special MDR Audit for Class III devices and the Notified Body has recommended for CE mark approval pending the final stages of EMA review, with potential approval expected mid-2025. In March 2025, we announced strategic distribution partnerships for FemBloc in Spain. The pivotal clinical trial (clinicaltrials.gov: NCT05977751) is now enrolling participants for U.S. approval. FemChec®, U.S. FDA-cleared and approved in Europe and Canada, is a companion diagnostic product for FemBloc’s ultrasound-based confirmation test. FemCath® is U.S. FDA-cleared and approved in Europe, Canada and Israel for selective fallopian tube evaluation. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 200 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. Our suite of products and product candidate address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

Corporate Update

On January 16, 2025, we announced notice of allowance for a new U.S. patent application for FemaSeed.

On January 30, 2025, we announced notices of intention to grant two new European patent applications for FemBloc.

On February 4, 2025, we announced Israeli regulatory approvals for FemaSeed and two diagnostic devices.

On February 11, 2025, we announced United Kingdom regulatory approvals for FemaSeed and two diagnostic devices.

On February 25, 2025, we announced peer-reviewed publication of positive safety and efficacy results from FemBloc clinical trials.

On March 13, 2025, we announced FemBloc permanent birth control delivery system approval in Europe; FemBloc blended polymer component successfully completed an expedited G12 Special MDR Audit for Class III devices, and the Notified Body has recommended for CE mark approval pending the final stages of European Medical Agency (EMA) review.

On March 18, we announced distribution partnerships for FemBloc in Spain.

On March 19, 2025, we announced a partnership with CNY Fertility, a national conglomerate of 11 fertility centers, to offer FemaSeed.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

The following table shows our results of operations for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change	% Change
Sales	$341,264	271,140	70,124	25.9%
Cost of sales (excluding depreciation expense)	117,266	88,532	28,734	32.5%

Operating expenses:
Research and development	2,968,472	1,770,731	1,197,741	67.6%
Sales and marketing	908,567	300,487	608,080	202.4%
General and administrative	1,722,713	1,502,804	219,909	14.6%
Depreciation and amortization	84,853	71,228	13,625	19.1%
Total operating expenses	5,684,605	3,645,250	2,039,355	55.9%
Loss from operations	(5,460,607)	(3,462,642)	(1,997,965)	57.7%
Other (expense) income:
Interest income	19,029	224,684	(205,655)	(91.5)%
Interest expense	(459,449)	(361,552)	(97,897)	27.1%
Other (expense) income, net	(440,420)	(136,868)	(303,552)	221.8%
Loss before income taxes	(5,901,027)	(3,599,510)	(2,301,517)	63.9%
Income tax (benefit)	(4,188)	—	(4,188)	100.0%
Net loss	$(5,896,839)	(3,599,510)	(2,297,329)	63.8%

Sales

Sales increased by $70,124, or 25.9%, to $341,264 for the three months ended March 31, 2025, from $271,140 for the three months ended March 31, 2024, primarily due to increased sales of FemaSeed.

Cost of sales

Cost of sales increased by $28,734 or 32.5%, to $117,266 for the three months ended March 31, 2025, from $88,532 for the three months ended March 31, 2024, and is attributed to increased sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended March 31,
	2025	2024
Compensation and related personnel costs	$1,305,659	989,057
Clinical-related costs	393,975	438,775
Material and development costs	541,499	143,699
Professional and outside consultant costs	192,196	168,182
Regulatory and other costs	535,143	31,018
Total research and development expenses	$2,968,472	1,770,731

R&D expenses increased by $1,197,741 or 67.6%, to $2,968,472 for the three months ended March 31, 2025 from $1,770,731 for the three months ended March 31, 2024. The increase relates primarily to increased regulatory costs, material and development costs and compensation costs.

Sales and marketing

Sales and marketing expenses increased by $608,080 or 202.4%, to $908,567 for the three months ended March 31, 2025 from $300,487 for the three months ended March 31, 2024. The increase relates primarily to compensation and travel costs as we began recruitment of a commercial team to promote our available products.

General and administrative

General and administrative expenses increased by $219,909, or 14.6%, to $1,722,713 for the three months ended March 31, 2025 from $1,502,804 for the three months ended March 31, 2024. The increase relates primarily to increased compensation costs and professional fees.

Depreciation and amortization

Depreciation and amortization expenses increased by $13,625, or 19.1%, to $84,853 for the three months ended March 31, 2025 from $71,228 for the three months ended March 31, 2024. The increase relates to additional fixed assets and intangible assets in service.

Other (expense) income, net

Other (expense) income, net increased by $303,552, or 221.8%, to $440,420 for the three months ended March 31, 2025 from $136,868 for the three months ended March 31, 2024. The increase relates to reduced interest income and increased non-cash discount amortization related to the convertible notes payable.

Income tax (benefit) expense

Income tax benefit increased by $4,188 or 100%, to $4,188 for the three months ended March 31, 2025 from $0 for the three months ended March 31, 2024 due to a decrease in the state minimum taxes we are required to pay.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through March 31, 2025, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of March 31, 2025, we had $3,820,208 of cash and cash equivalents and an accumulated deficit of $133,095,096.

In July 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. As of October 2023, the Sales Agent was authorized to sell shares of common stock for an aggregate price up to $16.7 million pursuant to the prospectus. As of March 31, 2025, approximately 8.3 million shares of common stock have been sold to date for aggregate proceeds of approximately $15.1 million. As of March 31, 2025, the amount we are authorized to sell is subject to baby-shelf limitations. As of March 31, 2025, the available amount pursuant to the prospectus was $1.6 million.

In November 2023, we entered into a securities purchase agreement with certain accredited investors pursuant to which we sold (i) senior unsecured convertible notes in an aggregate principal amount of $6,850,000, convertible into shares of common stock at a conversion price of $1.18 per share, (ii) Series A Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.18 per share, and (iii) Series B Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.475 per share (collectively, the “November 2023 Financing”). Net proceeds from the November 2023 Financing were $6.3 million. The Series B Warrants expired in November 2024 unexercised. If exercised for cash, the Series A Warrants issued in the November 2023 Financing could result in proceeds up to an additional $6.8 million. The Series A Warrants expire in November 2028.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents and anticipated revenues from product sales are expected to be sufficient to fund our ongoing operations into early third quarter of 2025. However, it is not sufficient to fund our ongoing operations for twelve months from the date of these financial statements and we will need to obtain additional financing to fund our ongoing operations. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. As a result of our current limited financial liquidity, we have concluded that substantial doubt exists about our ability to continue as a going concern.

Our cash and cash equivalents as of March 31, 2025 will not be sufficient to sustain our operations, including funding our product candidate, FemBloc through regulatory approval, and we anticipate needing to raise additional capital to complete the development and commercialization of our product candidate. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

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

Our future capital requirements will depend on many factors, including:

●     the cost, timing and results of our clinical trials and regulatory reviews;
●     the cost and timing of establishing sales, marketing, and distribution capabilities;
●     the timing, receipt, and amount of sales from our current and potential products;
●     our ability to continue manufacturing our products and product candidate and to secure the components, services, and supplies needed in their production;
●     the degree of success we experience in commercializing our products;
●     the emergence of competing or complementary technologies;
●     the cost of preparing, filing, prosecuting, maintaining, defending, and enforcing any patent claims and other intellectual property rights; and
●     the extent to which we acquire or invest in businesses, products, or technologies, although we currently have no commitments or agreements relating to any of these types of transactions.

Cash Flows

Comparison of the Three months ended March 30, 2025 and 2024

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(4,765,214)	(4,568,124)
Net cash used in investing activities	(96,605)	(90,160)
Net cash provided by financing activities	5,230,266	778,175
Net change in cash and cash equivalents	$368,447	(3,880,109)

Operating activities

For the three months ended March 31, 2025, cash used in operating activities was $4,765,214, attributable to a net loss of $5,896,839, partially offset by non-cash charges of $979,503 and a net change in our net operating assets and liabilities of $152,122. Non-cash charges primarily consisted of $367,237 in share-based compensation, $356,699 in amortization of the discount on convertible notes, $132,207 in right-of-use asset amortization and $84,853 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $259,775 an increase in accounts payable and accrued expenses of $909,917, partially offset by an increase in inventory of $815,865, a decrease in lease liabilities of $133,076 and increase in prepaid and other assets of $53,523. The Company intends to meet future operating cash requirements through increased sales of commercial products and fundraising, as discussed in Funding requirements.

For the three months ended March 31, 2024, cash used in operating activities was $4,568,124, attributable to a net loss of $3,599,510 and a net change in our net operating assets and liabilities of $1,529,893, partially offset by non-cash charges of $561,279. Non-cash charges primarily consisted of $258,802 in amortization of the discount on convertible notes, $152,664 in right-of-use amortization, $77,585 in share-based compensation and $71,228 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to a decrease in accounts payable and accrued expenses of $929,992, increases in accounts receivable and prepaid and other assets of $209,982 and inventory of $304,179.

Investing activities

For the three months ended March 31, 2025, cash used in investing activities for the purchase of property and equipment was $96,605.

For the three months ended March 31, 2024, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $90,160.

Financing activities

For the three months ended March 31, 2025, cash provided by financing activities was $5,230,266, attributable to proceeds from sales under the at-the-market facility, net of issuance costs.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in  the Annual Report on Form 10-K for the year ended December 31, 2024 as filed on March 27, 2025, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue recognition

Our policy is to recognize revenue when a customer obtains control of the promised goods under Accounting Standards Update (ASU) 2020-05, Revenue from Contracts with Customers (Topic 606), which we adopted effective January 1, 2018. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods, and we have elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. We do not have multiple performance obligations in our customer orders, so revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized at a point in time.

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control at Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of March 31, 2025, we have not had a history of significant returns.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

PART II OTHER INFORMATION

Item 1.       Legal Proceedings

From time to time we may be involved in legal proceedings arising in connection with our business. As of March 31, 2025, we have not had a history of significant legal proceedings and there are no currently pending actions against us. We believe that any amount, or range, of reasonably possible losses in connection with any potential actions against us in excess of established reserves, in the aggregate, will not be material to our financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period and the significance of any actions against us.

Item 1A.    Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 except as noted below.

Disruptions at the FDA and other government agencies caused by funding shortages, staffing limitations, or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA and comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory, and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new products to be reviewed and/ or approved by necessary government agencies, which would adversely affect our business. For example, in recent years, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. In addition, the current U.S. Presidential administration has issued certain policies and Executive Orders directed towards reducing the employee headcount and costs associated with U.S. administrative agencies, including the FDA, and it remains unclear the degree to which these efforts may limit or otherwise adversely affect the FDA’s ability to conduct routine activities.

Separately, in response to the COVID-19 pandemic, the FDA postponed most inspections at domestic and foreign manufacturing facilities at various points. If a prolonged government shutdown occurs, or if funding shortages, staffing limitations, or renewed global health concerns otherwise hinder or prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact our manufacturing facility and the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 8th day of May 2025.

FEMASYS INC.

Dated: May 8, 2025	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

Dated: May 8, 2025
By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer