Form 10-Q
period 2025-06-30
FEMASYS INC
filed 2025-08-08
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

The Registrant had 32,575,407 shares of common stock, $0.001 par value, outstanding as of August 7, 2025.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains forward-looking statements. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

• our ability to obtain additional financing to fund commercialization of our products and fund our operations;

• our ability to obtain additional financing to fund the U.S. clinical development of our U.S. product candidate FemBloc® permanent birth control;

• our ability to pay our convertible notes due November 2025, if not converted into common stock;

• our ability to obtain U.S. Food and Drug Administration (FDA) approval for our U.S. product candidate, FemBloc, for permanent birth control;

• our ability to successfully grow sales of FemaSeed® intratubal insemination in the U.S.;

• our ability to successfully grow sales of FemBloc permanent birth control in the European Union;

• estimates regarding the total addressable market for our products and U.S. product candidate;

• competitive companies and technologies in our industry;

• our business model and strategic plans for our products, product candidate, technologies and business, including our implementation thereof;

• commercial success and market acceptance of our products and U.S. product candidate;

• our ability to achieve and maintain adequate levels of coverage or reimbursement for FemBloc or any future product candidates, and our products we seek to commercialize;

• our ability to accurately forecast customer demand for our products and U.S. product candidate, and manage our inventory;

• our ability to build, manage, and maintain our direct sales and marketing organization, and to market and sell our FemaSeed artificial insemination product, FemBloc permanent birth control system, and women-specific medical product solutions in markets in and outside of the United States;

• our ability to establish, maintain, grow or increase sales and revenues;

• our expectations about market trends;

• our ability to continue operating as a going concern;

• the ability of our clinical trials to demonstrate safety and effectiveness of our U.S product candidate, FemBloc, and other positive results;

• our ability to enroll subjects in the clinical trial for our U.S. product candidate, FemBloc, in order to advance the development thereof on a timely basis;

• our ability to manufacture our products and U.S. product candidate, if approved, in compliance with applicable laws, regulations, and requirements and to oversee third-party suppliers, service providers and vendors in the performance of any contracted activities in accordance with applicable laws, regulations, and requirements;

• our ability to hire and retain our senior management and other highly qualified personnel;

• FDA or other U.S. or foreign regulatory actions affecting us or the healthcare industry generally, including healthcare reform measures in the United States and international markets;

• the timing or likelihood of regulatory filings and approvals or clearances;

• our ability to establish and maintain intellectual property protection for our products and U.S. product candidate and our ability to avoid claims of infringement; and

• the volatility of the trading price of our common stock.

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

PART I. FINANCIAL INFORMATION

ITEM I.    Financial Statements

FEMASYS INC.
 Condensed Balance Sheets
(unaudited)

Assets	June 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$3,218,067	3,451,761
Accounts receivable, net	254,584	488,373
Inventory	5,232,738	3,046,323
Prepaid and other current assets	1,045,591	1,035,993
Total current assets	9,750,980	8,022,450
Property and equipment, at cost:
Leasehold improvements	1,238,886	1,238,886
Office equipment	68,530	60,921
Furniture and fixtures	417,876	417,876
Machinery and equipment	3,211,109	2,856,740
Construction in progress	548,426	762,445
	5,484,827	5,336,868
Less accumulated depreciation	(3,884,964)	(3,740,769)
Net property and equipment	1,599,863	1,596,099
Long-term assets:
Lease right-of-use assets, net	1,544,724	1,805,543
Intangible assets, net of accumulated amortization	55,638	65,918
Other long-term assets	829,204	954,992
Total long-term assets	2,429,566	2,826,453

Total assets	$13,780,409	12,445,002

(continued)

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	June 30, 2025	December 31, 2024
Current liabilities:
Accounts payable	$3,263,584	1,419,044
Accrued expenses	1,052,752	1,151,049
Convertible notes payable, net (including related parties)	6,080,813	5,406,228
Clinical holdback – current portion	63,990	88,581
Operating lease liabilities – current portion	502,468	517,967
Total current liabilities	10,963,607	8,582,869
Long-term liabilities:
Clinical holdback – long-term portion	40,348	39,611
Lease liabilities – long-term portion	1,269,019	1,518,100
Total long-term liabilities	1,309,367	1,557,711
Total liabilities	12,272,974	10,140,580
Commitments and contingencies
Stockholders’ equity:
Common stock, $.001 par, 200,000,000 authorized, 32,692,630 shares issued and 32,575,407 outstanding as of June 30, 2025; and 23,473,149 shares issued and 23,355,926 outstanding as of December 31, 2024	32,693	23,473
Treasury stock, 117,223 common shares	(60,000)	(60,000)
Warrants	1,821,744	1,860,008
Additional paid-in-capital	137,394,016	127,679,198
Accumulated deficit	(137,681,018)	(127,198,257)
Total stockholders’ equity	1,507,435	2,304,422

Total liabilities and stockholders' equity	$13,780,409	12,445,002

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$409,268	221,484	750,532	492,624
Cost of sales (excluding depreciation expense)	158,171	73,125	275,437	161,657

Operating expenses:
Research and development	1,414,429	1,975,875	4,382,901	3,746,606
Sales and marketing	984,977	975,190	1,893,544	1,275,677
General and administrative	1,616,972	1,611,817	3,339,685	3,114,621
Depreciation and amortization	86,285	67,628	171,138	138,856
Total operating expenses	4,102,663	4,630,510	9,787,268	8,275,760
Loss from operations	(3,851,566)	(4,482,151)	(9,312,173)	(7,944,793)
Other (expense) income:
Interest income	17,144	184,138	36,173	408,822
Interest expense	(491,500)	(388,311)	(950,949)	(749,863)
Other expense	(260,000)	—	(260,000)	—
Total other expense, net	(734,356)	(204,173)	(1,174,776)	(341,041)
Loss before income taxes	(4,585,922)	(4,686,324)	(10,486,949)	(8,285,834)
Income tax benefit	—	(1,750)	(4,188)	(1,750)
Net loss	$(4,585,922)	(4,684,574)	(10,482,761)	(8,284,084)

Net loss attributable to common stockholders, basic and diluted	$(4,585,922)	(4,684,574)	(10,482,761)	(8,284,084)

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	(0.21)	(0.39)	(0.38)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,880,704	22,215,516	27,025,277	21,995,436

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

								Total
	Common stock		Treasury common stock			Additional	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	equity
THREE MONTHS ENDED JUNE 30, 2025

Balance at March 31, 2025	27,087,886	$27,205	117,223	$(60,000)	$1,860,008	$133,264,600	$(133,095,096)	$1,996,717

Issuance of common stock in connection with at-the-market offering, net of issuance costs	79,966	80	—	—	—	101,377	—	101457
Issuance of common stock in connection with June 2025 financing, net of issuance costs	5,286,275	5,287	—	—	—	3,695,024	—	3,700,311
Issuance of warrants in connection with June 2025 financing	—	—	—	—	56,035	(56,035)	—	—
Issuance of common stock in connection with ESPP	49,247	49	—	—	—	40,826	—	40,875
Share-based compensation expense	—	—	—	—	—	181,971	—	181,971
Expiration of warrant	—	—	—	—	(94,299)	94,299	—	—
Conversion of convertible notes into common stock	72,033	72	—	—	—	71,954	—	72,026
Net loss	—	—	—	—	—	—	(4,585,922)	(4,585,922)

Balance at June 30, 2025	32,575,407	$32,693	117,223	$(60,000)	1,821,744	$137,394,016	$(137,681,018)	$1,507,435

SIX MONTHS ENDED JUNE 30, 2025

Balance at December 31, 2024	23,355,926	$23,473	117,223	$(60,000)	$1,860,008	$127,679,198	$(127,198,257)	$2,304,422

Issuance of common stock in connection with at-the-market offering, net of issuance costs	3,811,926	3,812	—	—	—	5,319,542	—	5,323,354
Issuance of common stock in connection with June 2025 financing, net of issuance costs	5,286,275	5,287	—	—	—	3,695,024	—	3,700,311
Issuance of warrants in connection with June 2025 financing	—	—	—	—	56,035	(56,035)	—	—
Issuance of common stock in connection with ESPP	49,247	49	—	—	—	40,826	—	40,875
Share-based compensation expense	—	—	—	—	—	549,208	—	549,208
Expiration of warrant	—	—	—	—	(94,299)	94,299	—	—
Conversion of convertible notes into common stock	72,033	72	—	—	—	71,954	—	72,026
Net loss	—	—	—	—	—	—	(10,482,761)	(10,482,761)

Balance at June 30, 2025	32,575,407	$32,693	117,223	$(60,000)	$1,821,744	$137,394,016	$(137,681,018)	$1,507,435

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common stock		Treasury common stock

	Shares	Amount	Shares	Amount	Warrants	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
THREE MONTHS ENDED JUNE 30, 2024

Balance at March 31, 2024	22,216,570	$22,217	117,223	$(60,000)	2,631,838	$124,994,678	$(111,981,139)	$15,607,594

Issuance of common stock in connection with at-the-market offering, net of issuance costs	121,371	121	—	—	—	212,697	—	212,818
Issuance of common stock in connection with ESPP	12,081	12	—	—	—	10,378		10,390
Expiration of warrant	—	—	—	—	(23,196)	23,196		—
Share-based compensation expense	—	—	—	—	—	104,013	—	104,013
Net loss	—	—	—	—	—	—	(4,684,574)	(4,684,574)
Balance at June 30, 2024	22,350,022	$22,350	117,223	$(60,000)	2,608,642	$125,344,962	$(116,665,713)	$11,250,241

SIX MONTHS ENDED JUNE 30, 2024

Balance at December 31, 2023	21,774,604	$21,775	117,223	$(60,000)	$2,787,137	$123,985,306	$(108,381,629)	$18,352,589

Issuance of common stock in connection with at-the-market offering, net of issuance costs	563,337	563	—	—	—	989,185	—	989,748
Issuance of common stock in connection with ESPP	12,081	12	—	—	—	10,378	—	10,390
Expiration of warrant					(178,495)	178,495		—
Share-based compensation expense	—	—	—	—	—	181,598	—	181,598
Net loss	—	—	—	—	—	—	(8,284,084)	(8,284,084)
Balance at June 30, 2024	22,350,022	$22,350	117,223	$(60,000)	$2,608,642	$125,344,962	$(116,665,713)	$11,250,241

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Cash Flows
(unaudited)

	Six Months ended June 30
	2025	2024
Cash flows from operating activities:
Net loss	$(10,482,761)	(8,284,084)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	155,349	133,028
Amortization	15,789	5,828
Amortization of right-of-use assets	260,819	299,171
Share-based compensation expense	549,208	181,598
Loss on property and equipment dispositions	53,173	—
Amortization of debt issuance costs and discount	746,612	544,363
Changes in operating assets and liabilities:
Accounts receivable	233,789	6,371
Inventory	(2,186,415)	(648,462)
Prepaid and other assets	165,056	(173,828)
Accounts payable	1,758,162	(223,682)
Accrued expenses	(98,297)	(557,944)
Lease liabilities	(264,580)	(137,482)
Other liabilities	(23,854)	(39,657)
Net cash used in operating activities	(9,117,950)	(8,894,780)
Cash flows from investing activities:
Acquisition of patents	(2,733)	(50,145)
Purchases of property and equipment	(190,834)	(246,978)
Net cash used in investing activities	(193,567)	(297,123)
Cash flows from financing activities:
Proceeds from the issuance of common stock in June 2025 financing	4,510,001	—
Issuance costs for June 2025 financing	(804,940)	—
Proceeds from at-the-market sales of common stock	5,496,791	1,021,994
Issuance costs for at-the-market sales of common stock	(164,904)	(30,660)
Proceeds from common stock issued through ESPP	40,875	10,390
Net cash provided by financing activities	9,077,823	1,001,724
Net change in cash and cash equivalents	(233,694)	(8,190,179)
Cash and cash equivalents:
Beginning of period	3,451,761	21,716,077
End of period	$3,218,067	13,525,898

Supplemental cash flow information
Cash paid for:
Taxes	$6,006	4,550
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable	83,602	37,370
Acquisition of patents included in accounts payable	2,776	—
Issuance of warrants for underwriter commission	56,035	—
Deferred offering costs reclassified to additional paid-in-capital	13,283	1,586
Conversion of convertible notes into common stock	85,000	—

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(1)
Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the (“Company” or “Femasys”) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a leading biomedical innovator, addressing significant unmet needs in women's health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio worldwide, and its products are currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (“UK”), Canada, Israel, Australia and New Zealand. A peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety with high satisfaction from both patients and practitioners. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand. FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution that involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in a safe and natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safer, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost. A peer-reviewed publication of positive data from its initial clinical trials of FemBloc has demonstrated compelling effectiveness and five-year safety with high satisfaction from both patients and practitioners. In March 2025, the Company announced Conformité Européenne (“CE”) mark certification under European Union (“EU”) Medical Device Regulation (“MDR”) as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, the Company announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In March 2025, the Company announced strategic distribution partnerships for FemBloc in Spain. The pivotal clinical trial (clinicaltrials.gov: NCT05977751) is now enrolling participants for U.S. approval. FemChec®, is a companion diagnostic product for FemBloc’s ultrasound-based confirmation test, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand. FemCath® is U.S. FDA-cleared and approved in Europe, Canada and Israel for selective fallopian tube evaluation. The Company is a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 200 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. The Company’s suite of products and U.S. product candidate address what the Company believes are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

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

Liquidity

As of June 30, 2025, the Company had cash and cash equivalents of $3,218,067. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from domestic sales of FemaSeed and FemVue and international sales of FemaSeed, FemVue and FemBloc to support the Company’s commercial efforts and research and development activities, primarily focused on FemBloc. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the six months ended June 30, 2025, the Company generated a net loss of $10,482,761. The Company expects such losses to increase over the next few years as the Company commercializes FemaSeed, FemBloc (in the EU) and its other products and advances FemBloc through clinical development if and until FDA approval is received and is available to be marketed in the U.S.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of June 30, 2025 of $137,681,018 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful because the availability and amount of such funding are not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

(3)
Cash and Cash Equivalents

As of June 30, 2025 and December 31, 2024, money market funds and short-term U.S. Treasury bills included in cash and cash equivalents on the balance sheets were $3,049,431 and $3,451,761, respectively, which represent level 1 within the fair value hierarchy. The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(4)
Inventories

Inventory, stated at cost, consisted of the following:

	June 30,	December 31,
	2025	2024
Materials	$2,000,538	1,308,863
Work in progress	1,567,202	982,630
Finished goods	1,664,998	754,830
Inventory	$5,232,738	3,046,323

(5)
Accrued Expenses

Accrued expenses included the following:

	June 30,	December 31,
	2025	2024
Incentive and other compensation costs	$369,117	650,768
Clinical trial costs	327,906	354,762
Accrued interest	248,863	44,525
Director fees	71,250	70,000
Other	35,616	30,994
Accrued expenses	$1,052,752	1,151,049

(6)
Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms ranging from 30 to 60 days. All revenue is recognized at a point in time. For the six months ended June 30, 2025, there were no unsatisfied performance obligations.

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

The following table summarizes our sales by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2025	2024	2025	2024
U.S.	$337,310	221,484	678,574	492,624
International	71,958	—	71,958	—
Total	$409,268	221,484	750,532	492,624

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provide for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained directors’ and officers’ insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2025 and December 31, 2024.

(8)
Convertible Notes with Warrants (November 2023 Financing)

On November 21, 2023, the Company issued (i) senior unsecured convertible notes (“Notes”) in an aggregate principal amount of $6,850,000, convertible into shares of common stock at a conversion price of $1.18 per share, (ii) Series A Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.18 per share, and (iii) Series B Warrants, together with the Series A Warrants, and, together with the convertible notes, to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.475 per share. The financing resulted in aggregate gross proceeds of $6,850,000, before $525,144 of transaction costs.

The Notes accrue interest at a rate of 6.0% per annum, payable annually, in cash or shares of common stock at the Company’s option, and mature on November 21, 2025, unless earlier converted or redeemed. In November 2024, the Company paid $111,000 of accrued interest in cash and $300,000 accrued interest in common stock, comprising 315,790 shares.

The Notes are convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $1.18. The Company has agreed not to issue or sell any equity securities of the Company at a price below the then-current conversion price for a period of 18 months after closing, subject to certain exceptions. Beginning six months after issuance, the Company may require holders to convert their Notes into conversion shares if the closing price of the common stock exceeds $2.36 per share for 10 consecutive trading days and the daily dollar trading volume of the common stock exceeds $1,000,000 per day during the same period and certain equity conditions described in the Notes are satisfied. The Notes provide for certain events of default, whereby each holder of Notes will be able to require the Company to redeem in cash any or all of the holder’s Notes at a premium of 115%. The conversion feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. In April 2025, $85,000 of convertible notes were converted into 72,033 shares of common stock.

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

For the three months ended June 30, 2025, the Company recognized total interest expense of $491,500, including coupon interest expense of $101,587 and amortization of debt discount and issuance costs of $389,913. For the three months ended June 30, 2024, the Company recognized total interest expense of $388,311, including coupon interest expense of $102,750 and amortization of debt discount and issuance costs of $285,561. For the six months ended June 30, 2025, the Company recognized total interest expense of $950,949, including coupon interest expense of $204,337 and amortization of debt discount and issuance costs of $746,612. For the six months ended June 30, 2024, the Company recognized total interest expense of $749,863, including coupon interest expense of $205,500 and amortization of debt discount and issuance costs of $544,363. The Notes, net of unamortized discount costs, was $6,080,813 and $5,406,228 as of June 30, 2025 and December 31, 2024, respectively. The fair value of the convertible notes on June 30, 2025 and December 31, 2024, calculated using a discounted cash flow analysis using level 3 inputs, was $6,602,732 and $6,493,720, respectively.

(9)
Stockholders’ Equity

On July 1, 2022, the Company filed a shelf registration statement to sell up to $150 million in common and preferred stock, debt securities and warrants. Additionally, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which the Company may offer and sell shares of common stock from time to time through the Sales Agent. In October 2023, the Sales Agent was authorized to sell shares for aggregate proceeds up to $16.7 million at current market prices until all shares are sold.

For the six months ended June 30, 2025, the Company sold approximately 3.8 million shares of common stock for aggregate proceeds of approximately $5.5 million, and as of June 30, 2025, approximately $1.5 million remained available for sale pursuant to the prospectus. As of June 30, 2025, the amount the Company was authorized to sell was subject to baby-shelf limitations.

In June 2025, the Company sold 3,600,000 shares of common stock in an underwritten public offering at $0.85 per share. The Company also sold 1,686,275 shares of common stock in a separate concurrent private placement at a price of $0.85 per share to certain existing institutional stockholders and a price of $1.02 per share to certain directors and officers. The offering resulted in aggregate gross proceeds of $4,510,001, before $804,940 of transaction costs.

Additionally, common warrants to purchase 105,726 shares of common stock were issued to the underwriter as a commission for services performed. The underwriter warrants are exercisable beginning December 2, 2025, have a 5-year term and an exercise price of $1.0625 per share. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock from which they are issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. The warrants were valued at $56,035 using Black-Scholes assumptions. As of June 30, 2025, 105,726 underwriter warrants remain outstanding.

On June 30, 2025, the Company entered into an Any Market Purchase Agreement (“Purchase Agreement”) with Alumni Capital LP (“Alumni”) whereby the Company has the right, but not obligation, to sell to Alumni up to an aggregate of $10 million in shares of common stock in a series of purchases until December 31, 2026. The Company may elect that Alumni purchase up to $1 million in shares of common stock (or up to $5 million if mutually agreed) at either (i) the lowest traded price for four previous business days, multiplied by 90% or (ii) up to the lesser of (a) $1 million in shares of common stock or (b) 100% of the average daily trading volume of common stock for previous two business days at lowest daily dollar volume-weighted average price, multiplied by 97%. The Company is limited to issuances to Alumni or 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement. The Purchase Agreement will allow the Company to raise equity on a periodic basis at its discretion depending on a variety of factors including market conditions, the trading price of the common stock, and use of proceeds for operating activities. Due to certain pricing and settlement provisions, the Purchase Agreement includes an embedded put option contract. The Company will account for the Purchase Agreement as a derivative, with a fair value deemed de minimis. The difference between the discounted purchase price and fair value of the shares will be expensed in the period the transaction occurs as a non-cash, nonoperating financing cost.

The Company incurred a 2% commitment fee of $200,000 and an additional $60,000 in expenses as of June 30, 2025, which are included as other expense in the unaudited interim consolidated statements of operations.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(10)
Equity Incentive Plans and Warrants

Stock-Based Awards

(a)
Stock Option Plans

Activity under the Company’s stock option plans for the six months ended June 30, 2025 was as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2024	2,974,219	$1.60
Granted	1,595,315	1.09
Forfeited	(171,037)	1.10
Outstanding at June 30, 2025	4,398,497	$1.43	619,562

Vested and exercisable at June 30, 2025	1,796,098	$2.01	380,874

The intrinsic value represents the amount by which the market price of the underlying stock at June 30, 2025 exceeds the exercise price of an option.

Options granted under the 2021 Stock Option Plan for the six months ended June 30, 2025 to employees and nonemployees were 1,524,915 and 70,400, respectively and the weighted average exercise prices were $1.09 and $0.98, respectively. The weighted average fair values of the options granted to employees and nonemployees were $0.84 and $0.73, respectively and were estimated using the following Black-Scholes assumptions:

	Employees	Nonemployees
Expected term (in years)	6.06	5.50
Risk‑free interest rate	4.37%	3.91%
Dividend yield	—%	—%
Expected volatility	91.17%	90.77%

No options were exercised for the six months ended June 30, 2025 under our stock option plans.

On June 25, 2025, Femasys stockholders approved an amendment to the 2021 Equity Incentive Plan to increase the total number of shares of common stock authorized for issuance by 3,000,000. As of June 30, 2025, the total number of shares of common stock reserved for future awards under the 2021 Stock Option Plan was 3,133,620.

(b)
Inducement Grants

Since 2023, the Company has granted 250,000 inducement grants, a stock option grant to certain employees for the right to purchase shares, which were approved by the Compensation Committee. The inducement grants vest in equal installments over four years provided the employee remains employed by the Company on the vesting date. In the first quarter of 2025, there were forfeitures of 100,000 options. In the second quarter of 2025, there was a grant of 100,000 options.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

The inducement grants are summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life years
Outstanding at December 31, 2024	250,000	$1.89	8.07
Granted	100,000	0.90	9.98
Forfeited	(100,000)	1.10	—
Outstanding at June 30, 2025	250,000	$1.81	8.11

Vested and exercisable at June 30, 2025	100,000	$2.56	6.82

(c)
Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying condensed statements of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$68,299	34,629	205,223	64,637
Sales and marketing	21,418	18,246	10,987	24,764
General and administrative	92,254	51,138	332,998	92,197
Total share-based compensation expense	$181,971	104,013	549,208	181,598

As of June 30, 2025, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $1,924,030, which includes $155,222 of compensation expense to be recognized upon achieving certain performance conditions. For service-based awards, the $1,768,808 of unrecognized expense is expected to be recognized over a weighted average period of 2.9 years.

(d)
Employee Stock Purchase Plan (ESPP)

For the six months ended June 30, 2025, 49,247 shares of common stock were issued under the Company’s ESPP at a fair value of $40,875. For the six months ended June 30, 2024, 12,081 shares of common stock were issued under the Company’s ESPP Plan at a fair value of $10,390. As of June 30, 2025, the total number of shares of common stock reserved for future awards under the ESPP was 719,668.

(11)
Related‑Party Transactions

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants (see Note 8). The transaction included the issuance of a $5 million convertible note and Series A and Series B Warrants to PharmaCyte Biotech, Inc (“PharmaCyte”). The interim CEO, President and Director of PharmaCyte Biotech, Inc., Joshua Silverman, serves on the Company’s board of directors. The Series B Warrants expired in November 2024. In November 2024, the Company paid PharmaCyte accrued interest on the convertible note of $300,000 in equity comprising 315,790 common shares.

In conjunction with the June 2025 Financing, certain officers and directors purchased 98,040 common shares in the private placement offering at a price of $1.02 per share.

In addition, for the six months ended June 30, 2025 and year ended December 31, 2024, a family member of the CEO was employed by the Company.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(12)
Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net loss attributable to common stockholders, basic & diluted	$(4,585,922)	(4,684,574)	(10,482,761)	(8,284,084)
Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	28,880,704	22,215,516	27,025,277	21,995,436
Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	(0.21)	(0.39)	(0.38)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Options to purchase common stock	4,648,497	3,171,139	4,648,497	3,171,139
Warrants to purchase common stock, in connection with April 2023 financing	68,809	68,809	68,809	68,809
Warrants to purchase common stock, in connection with November 2023 financing	5,805,083	11,610,166	5,805,083	11,610,166
Warrants to purchase common stock, in connection with June 2025 financing	105,726	—	105,726	—
Warrants to purchase common stock	141,639	196,816	141,639	196,816
Total potential shares	10,769,754	15,046,930	10,769,754	15,046,930

(13)
Income Taxes

The effective tax rate of 0% for the six months ended June 30, 2025 and 2024 was lower than the statutory rate due to the Company remaining in a full valuation allowance position.

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

Significant segment expenses, as provided to the CODM are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$409,268	221,484	750,532	492,624
Cost of sales (excluding depreciation expense)	158,171	73,125	275,437	161,657

Research and development expense	89,217	665,517	1,048,380	1,080,780
Other research and development expense[1]	1,325,212	1,310,358	3,334,521	2,665,826
Total research and development expense	1,414,429	1,975,875	4,382,901	3,746,606

Sales and marketing expense	984,977	975,190	1,893,544	1,275,677
General and administrative expense	1,616,972	1,611,817	3,339,685	3,114,621
Depreciation and amortization expense	86,285	67,628	171,138	138,856
Total operating expenses	4,102,663	4,630,510	9,787,268	8,275,760

Total other expense, net	(734,356)	(204,173)	(1,174,776)	(341,041)
Loss before income taxes	(4,585,922)	(4,686,324)	(10,486,949)	(8,285,834)
Income tax benefit	—	(1,750)	(4,188)	(1,750)
Net loss	(4,585,922)	(4,684,574)	(10,482,761)	(8,284,084)

1 Other research and development expense include clinical affairs, regulatory, manufacturing and quality assurance expenses.

(15)
Subsequent Events

In July 2025, the Company executed a promissory note with AFCO Direct Insurance Premium Finance to finance certain insurance premiums in an amount of $367,450, requiring the Company to pay a down payment and make monthly installment payments through June 2026.

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

Overview

We are a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. We are a U.S. manufacturer that has received global regulatory approvals for its product portfolio worldwide, and its products are currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (“UK”), Canada, Israel, Australia and New Zealand. A peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety with high satisfaction from both patients and practitioners. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand. FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution, that involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in a safe and natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safer, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost. A peer-reviewed publication of positive data from its initial clinical trials of FemBloc has demonstrated compelling effectiveness and five-year safety with high satisfaction from both patients and practitioners. In March 2025, we announced Conformité Européenne (“CE”) mark certification under European Union (“EU”) Medical Device Regulation (“MDR”) as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In March 2025, we announced strategic distribution partnerships for FemBloc in Spain. The pivotal clinical trial (clinicaltrials.gov: NCT05977751) is now enrolling participants for U.S. approval. FemChec®, is a companion diagnostic product for FemBloc’s ultrasound-based confirmation test, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand. FemCath® is U.S. FDA-cleared and approved in Europe, Canada and Israel for selective fallopian tube evaluation. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 200 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. Our suite of products and U.S. product candidate address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

Corporate Update

On August 6, 2025, we announced first commercial entry into Europe with an order of approximately $400,000 for FemBloc in Spain, the first country with an established distribution partnership.

On July 1, 2025, we announced Australian and New Zealand regulatory approvals for FemaSeed and FemVue.

On June 25, 2025, we announced European Union Medical Device Regulation approval of FemBloc.

On June 17, we announced new Chief Commercial Officer.

On June 11, 2025, we announced a partnership with Carolinas Fertility Institute to offer FemaSeed in its more than 8 locations.

On May 30, 2025, we announced pricing of an underwritten public offering and concurrent private placement with gross proceeds of $4.5 million.

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

The following table shows our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change	% Change
Sales	$409,268	221,484	187,784	84.8%
Cost of sales (excluding depreciation expense)	158,171	73,125	85,046	116.3%

Operating expenses:
Research and development	1,414,429	1,975,875	(561,446)	-28.4%
Sales and marketing	984,977	975,190	9,787	1.0%
General and administrative	1,616,972	1,611,817	5,155	0.3%
Depreciation and amortization	86,285	67,628	18,657	27.6%
Total operating expenses	4,102,663	4,630,510	(527,847)	-11.4%
Loss from operations	(3,851,566)	(4,482,151)	630,585	-14.1%
Other (expense) income:
Interest income	17,144	184,138	(166,994)	-90.7%
Interest expense	(491,500)	(388,311)	(103,189)	26.6%
Other expense	(260,000)	—	(260,000)	100.0%
Total other expense, net	(734,356)	(204,173)	(530,183)	259.7%
Loss before income taxes	(4,585,922)	(4,686,324)	100,402	-2.1%
Income tax benefit	—	(1,750)	1,750	100.0%
Net loss	$(4,585,922)	(4,684,574)	98,652	-2.1%

Sales

Sales increased by $187,784, or 84.8%, to $409,268 for the three months ended June 30, 2025, from $221,484 for the three months ended June 30, 2024, due to increased sales of FemaSeed and FemVue.

Cost of sales

Cost of sales increased by $85,046 or 116.3%, to $158,171 for the three months ended June 30, 2025, from $73,125 for the three months ended June 30, 2024, and is attributed to increased sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended June 30,
	2025	2024
Compensation and related personnel costs	$1,249,096	974,880
Clinical-related costs	262,389	435,588
Material and development costs	(216,134)	389,129
Professional and outside consultant costs	111,749	118,477
Regulatory and other costs	7,329	57,801
Total research and development expenses	$1,414,429	1,975,875

R&D expenses decreased by $561,446 or 28.4%, to $1,414,429 for the three months ended June 30, 2025 from $1,975,875 for the three months ended June 30, 2024. The decrease resulted primarily from the commercialization of development products into inventory and reduced clinical costs, partially offset by increased compensation costs.

Sales and marketing

Sales and marketing expenses increased by $9,787 or 1.0%, to $984,977 for the three months ended June 30, 2025 from $975,190 for the three months ended June 30, 2024. The costs are consistent for the comparable periods.

General and administrative

General and administrative expenses increased by $5,155, or 0.3%, to $1,616,972 for the three months ended June 30, 2025 from $1,611,817 for the three months ended June 30, 2024. The costs are consistent for the comparable periods.

Depreciation and amortization

Depreciation and amortization expenses increased by $18,657, or 27.6%, to $86,285 for the three months ended June 30, 2025 from $67,628 for the three months ended June 30, 2024. The increase resulted from additional fixed assets and intangible assets in service.

Other expense, net

Other expense, net increased by $530,183, or 259.7%, to $734,356 for the three months ended June 30, 2025 from $204,173 for the three months ended June 30, 2024. The increase resulted from increased non-cash discount amortization related to the convertible notes payable and expenses related to the Any Market Purchase Agreement, offset by reduced interest income.

Income tax benefit

Income tax benefit decreased by $1,750 or 100%, to $0 for the three months ended June 30, 2025 from $1,750 for the three months ended June 30, 2024 due to an adjustment in the state minimum taxes we are required to pay.

Results of Operations

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table shows our results of operations for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change	% Change
Sales	$750,532	492,624	257,908	52.4%
Cost of sales (excluding depreciation expense)	275,437	161,657	113,780	70.4%

Operating expenses:
Research and development	4,382,901	3,746,606	636,295	17.0%
Sales and marketing	1,893,544	1,275,677	617,867	48.4%
General and administrative	3,339,685	3,114,621	225,064	7.2%
Depreciation and amortization	171,138	138,856	32,282	23.2%
Total operating expenses	9,787,268	8,275,760	1,511,508	18.3%
Loss from operations	(9,312,173)	(7,944,793)	(1,367,380)	17.2%
Other (expense) income:
Interest income	36,173	408,822	(372,649)	(91.2)%
Interest expense	(950,949)	(749,863)	(201,086)	26.8%
Other expense	(260,000)	—	(260,000)	100.0%
Total other expense, net	(1,174,776)	(341,041)	(833,735)	244.5%
Loss before income taxes	(10,486,949)	(8,285,834)	(2,201,115)	26.6%
Income tax benefit	(4,188)	(1,750)	(2,438)	139.3%
Net loss	$(10,482,761)	(8,284,084)	(2,198,677)	26.5%

Sales

Sales increased by $257,908, or 52.4%, to $750,532 for the six months ended June 30, 2025 from $492,624 for the six months ended June 30, 2024, attributable to sales of FemaSeed and FemVue.

Cost of sales

Cost of sales increased by $113,780 or 70.4%, to $275,437 for the six months ended June 30, 2025 from $161,657 for the six months ended June 30, 2024. The increase is primarily attributed to increased sales,

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Six Months Ended June 30,
	2025	2024
Compensation and related personnel costs	$2,554,755	1,963,937
Clinical-related costs	656,364	874,363
Material and development costs	325,365	532,828
Professional and outside consultant costs	303,944	286,659
Regulatory and other costs	542,473	88,819
Total research and development expenses	$4,382,901	3,746,606

R&D expenses increased by $636,295 or 17.0%, to $4,382,901 for the six months ended June 30, 2025 from $3,746,606 for the six months ended June 30, 2024. The increase relates primarily to increased compensation costs and regulatory costs, partially offset by reduced material and development costs and clinical costs.

Sales and marketing

Sales and marketing expenses increased by $617,867 or 48.4%, to $1,893,544 for the six months ended June 30, 2025 from $1,275,677 for the six months ended June 30, 2024. The increase relates primarily to compensation and travel costs as we began recruitment of a commercial team in 2024 to promote our available products.

General and administrative

General and administrative expenses increased by $225,064, or 7.2%, to $3,339,685 for the six months ended June 30, 2025 from $3,114,621 for the six months ended June 30, 2024. The increase relates primarily to increased compensation costs and professional fees.

Depreciation and amortization

Depreciation and amortization expenses increased by $32,282, or 23.2%, to $171,138 for the six months ended June 30, 2025 from $138,856 for the six months ended June 30, 2024. The increase resulted from additional fixed assets and intangible assets in service.

Other expense, net

Other expense, net increased by $833,735, or 244.5%, to $1,174,776 for the six months ended June 30, 2025 from $341,041 for the six months ended June 30, 2024. The increase resulted from increased non-cash discount amortization related to the convertible notes payable, and expenses related to the Any Market Purchase Agreement, offset by reduced interest income.

Income tax benefit

Income tax benefit increased by $2,438 or 139.3%, to $4,188 for the six months ended June 30, 2025 from $1,750 for the six months ended June 30, 2024 due to a decrease in the state minimum taxes we are required to pay.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through June 30, 2025, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of June 30, 2025, we had $3,218,067 of cash and cash equivalents and an accumulated deficit of $137,681,018.

In July 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. As of October 2023, the Sales Agent was authorized to sell shares of common stock for an aggregate price up to $16.7 million pursuant to the prospectus. As of June 30, 2025, approximately 8.4 million shares of common stock had been sold for aggregate proceeds of approximately $15.2 million. As of June 30, 2025, the amount we were authorized to sell was subject to baby-shelf limitations. As of June 30, 2025, the available amount pursuant to the prospectus was approximately $1.5 million.

In November 2023, we entered into a securities purchase agreement with certain accredited investors pursuant to which we sold (i) senior unsecured convertible notes in an aggregate principal amount of $6,850,000, convertible into shares of common stock at a conversion price of $1.18 per share, (ii) Series A Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.18 per share, and (iii) Series B Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.475 per share (collectively, the “November 2023 Financing”). Net proceeds from the November 2023 Financing were $6.3 million. The Series B Warrants expired in November 2024 unexercised. In April 2025, $85,000 of convertible notes were converted into common stock. If exercised for cash, the Series A Warrants issued in the November 2023 Financing could result in proceeds up to an additional $6.8 million. The Series A Warrants expire in November 2028.

In June 2025, we sold 3,600,000 shares of common stock in an underwritten public offering at $0.85 per share. Separately and concurrently, we sold 1,686,275 shares of common stock in a private placement at a price of $0.85 per share to certain existing institutional stockholders and a price of $1.02 per share to certain directors and officers. Net proceeds from the transaction were $3,705,061.

On June 30, 2025, we entered into an Any Market Purchase Agreement (“Purchase Agreement”) with Alumni Capital LP (“Alumni”) whereby we have the right, but not obligation, to sell to Alumni up to an aggregate of $10 million in shares of common stock in a series of purchases until December 31, 2026. We may elect that Alumni purchase up to $1 million in shares of common stock (or up to $5 million if mutually agreed) at either (i) the lowest traded price for 4 previous business days, multiplied by 90% or (ii) up to the lesser of (a) $1 million in shares of common stock or (b) 100% of the average daily trading volume of common stock for previous two business days at lowest daily dollar volume-weighted average price, multiplied by 97%. We are limited to issuances to Alumni or 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents and anticipated revenues from product sales are expected to be sufficient to fund our ongoing operations into early fourth quarter of 2025. However, it is not sufficient to fund our ongoing operations for twelve months from the date of these financial statements and we will need to obtain additional financing to fund our ongoing operations. Our convertible notes contain restrictions that limit our ability to issue securities without complying with certain participation rights. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. As a result of our current limited financial liquidity, we have concluded that substantial doubt exists about our ability to continue as a going concern.

Our cash and cash equivalents as of June 30, 2025 will not be sufficient to sustain our operations, including funding our U.S. product candidate, FemBloc through regulatory approval, and we anticipate needing to raise additional capital to complete the U.S. development and EU commercialization of our product candidate. However, we can give no assurances that we will be able to secure additional sources of funds to support our commercialization efforts or operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our U.S. product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or our U.S. product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

We expect to continue to make substantial investments in our ongoing commercialization of our products and the pivotal trial that is designed to provide clinical evidence of the safety and effectiveness of our U.S. product candidate, FemBloc. We also expect to continue to make investments in research and development to develop future products, manufacturing, regulatory affairs and post-market clinical trials. We will additionally need to make investments in our sales and marketing organization for FemaSeed and FemBloc. Because of these and other factors, we expect to continue to incur substantial net losses and negative cash flows from operations for the foreseeable future.

Our future capital requirements will depend on many factors, including:

•
the cost, timing and results of our clinical trial and U.S. regulatory reviews;
•
the cost and timing of establishing sales, marketing, and distribution capabilities;
•
the timing, receipt, and amount of sales from our current and potential products;
•
our ability to continue manufacturing our products and U.S. product candidate and to secure the components, services, and supplies needed in their production;
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

In addition, the One Big Beautiful Bill Act On July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act” was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company is currently evaluating the full effects of the legislation on our estimated annual effective tax rate and cash tax position.

Cash Flows

Comparison of the Six Months Ended June 30, 2025 and 2024

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(9,117,950)	(8,894,780)
Net cash used in investing activities	(193,567)	(297,123)
Net cash provided by financing activities	9,077,823	1,001,724
Net change in cash and cash equivalents	$(233,694)	(8,190,179)

Operating activities

For the six months ended June 30, 2025, cash used in operating activities was $9,117,950, attributable to a net loss of $10,482,761 and a net change in our net operating assets and liabilities of $416,139, partially offset by non-cash charges of $1,780,950. Non-cash charges primarily consisted of $746,612 in amortization of the discount on convertible notes, $549,208 in share-based compensation, $260,819 in right-of-use asset amortization, $171,138 in depreciation and amortization and $53,173 in loss on property and equipment dispositions. The change in our net operating assets and liabilities was primarily due to increases in inventory of $2,186,415, decreases in lease liabilities of $264,580 and accrued expenses of $98,297, partially offset by an increase in accounts payable of $1,758,162 and decreases in accounts receivable of $233,789 and prepaid and other assets of $165,056. We intend to meet future operating cash requirements through increased sales of commercial products and fundraising, as discussed in Funding requirements.

For the six months ended June 30, 2024, cash used in operating activities was $8,894,780, attributable to a net loss of $8,284,084 and a net change in our net operating assets and liabilities of $1,774,684, partially offset by non-cash charges of $1,163,988. Non-cash charges primarily consisted of $544,363 in amortization of the discount on convertible notes, $299,171 in right-of-use amortization, $181,598 in share-based compensation and $138,856 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to decreases in accounts payable and accrued expenses of $781,626, lease liabilities of $137,482, and increases of inventory of $648,462 and prepaid and other assets of $173,828.

Investing activities

For the six months ended June 30, 2025, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $193,567.

For the six months ended June 30, 2024, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $297,123.

Financing activities

For the six months ended June 30, 2025, cash provided by financing activities was $9,077,823, attributable to proceeds from sales under the at-the-market facility, net of issuance costs of $5,331,887, proceeds from the June 2025 financing, net of issuance costs of $3,705,061 and proceeds from the issuance of shares under the ESPP Plan.

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

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control at Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from us. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of June 30, 2025, we have not had a history of significant returns.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time we may be involved in legal proceedings arising in connection with our business. As of June 30, 2025, we have not had a history of significant legal proceedings and there are no currently pending actions against us. We believe that any amount, or range, of reasonably possible losses in connection with any potential actions against us in excess of established reserves, in the aggregate, will not be material to our financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period and the significance of any actions against us.

Item 1A.
 Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024 except as noted below.

We have received deficiency letters from Nasdaq relating to our non-compliance with Nasdaq’s continued listing requirements and our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

On May 19, 2025, we received a written notice from The Nasdaq Stock Market LLC (“Nasdaq”) that for the last 30 consecutive business days, the Market Value of Listed Securities (“MVLS”) for our common stock was below the minimum $35.0 million requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Minimum MVLS Requirement”). Additionally, we did not meet either of the alternative Nasdaq continued listing standards under Nasdaq Listing Rule 5550(b)(2): (i) stockholders’ equity of at least $2.5 million or (ii) net income of $500,000 in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we have a period of 180 calendar days, or until November 17, 2025, to regain compliance with the Minimum MVLS Requirement. If at any time before November 17, 2025, the MVLS of our common stock closes at $35.0 million or more for a minimum of 10 consecutive business days, Nasdaq will provide us with a written confirmation of compliance with the Minimum MVLS Requirement. If we do not regain compliance with the Minimum MVLS Requirement by November 17, 2025, Nasdaq will provide us written notification that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a Nasdaq hearings panel.

On July 16, 2025, we received a notice from Nasdaq that we are not in compliance with Nasdaq’s Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until January 12, 2026, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of our common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event we do not regain compliance with the Minimum Bid Price Requirement by January 12, 2026, we may be eligible for an additional 180-calendar day compliance period if it meets all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice of its intention to cure the bid deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If we do not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), our common stock will become subject to delisting. In the event that we receive notice that its common stock is being delisted, the Nasdaq listing rules permit us to appeal a delisting determination by the Staff to a hearings panel.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. In addition, we intend to actively monitor the MVLS of our common stock between now and November 17, 2025, and will consider our available options to regain compliance with the Minimum MVLS Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or the Minimum MVLS Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

We need substantial additional funding and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.

Based on our current operating plan, our current cash, cash equivalents and revenue are expected to be sufficient to fund our ongoing operations into early fourth quarter of 2025. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

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

In addition, any future debt financing into which we enter may impose upon us covenants that restrict our operations, including limitations on our ability to incur liens or additional debt, pay dividends, repurchase our common stock, make certain investments and engage in certain merger, consolidation or asset sale transactions. Our convertible notes contain restrictions that limit our ability to issue securities without complying with certain participation rights. If we raise additional funds through collaboration and licensing arrangements with third-parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us.

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

Item 2.
Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3.
Defaults Upon Senior Securities

None.

Item 4.
Mine Safety Disclosures

Not applicable.

Item 5.
Other Information

During the period covered by this Quarterly Report, none of our directors or executive officers have adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (each as defined in Item 408 of Regulation S-K under the Securities Exchange Act of 1934, as amended).

Item 6.
Exhibits

			Incorporated by Reference
Exhibit
Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 22, 2021

3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.2	June 22, 2021

3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.1	March 30, 2023

4.1	Representative’s Purchase Warrant, between Femasys Inc. and JonesTrading Institutional Services LLC, issued June 2, 2025	Form 8-K	001-40492	4.1	June 2, 2025

10.1	Common Stock Purchase Agreement, between Femasys Inc. and the Purchasers party thereto, dated May 29, 2025	Form 8-K	001-40492	10.1	June 2, 2025

10.2	Any Market Purchase Agreement, between Femasys Inc. and Alumni Capital, dated June 30, 2025	Form 8-K	001-40492	10.1	June 3, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 8th day of August 2025.

FEMASYS INC.

Dated: August 8, 2025	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

Dated: August 8, 2025
By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer