Form 10-Q
period 2025-09-30
FEMASYS INC
filed 2025-11-14
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The Registrant had 58,479,824 shares of common stock, $0.001 par value, outstanding as of November 13, 2025.

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

• our ability to build, manage, and maintain our direct sales and marketing organization, and to market and sell our FemaSeed intratubal insemination product, FemBloc permanent birth control system, and women-specific medical product solutions in markets in and outside of the United States;

• our ability to establish, maintain, grow or increase sales and revenues;

• our expectations about market trends;

• our ability to continue operating as a going concern;

• the ability of our clinical trials to demonstrate safety and effectiveness of our U.S. product candidate, FemBloc, and other positive results;

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

PART I. FINANCIAL INFORMATION

ITEM I.
 Financial Statements

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Assets	September 30, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$4,569,038	3,451,761
Accounts receivable, net	572,199	488,373
Inventory	5,783,974	3,046,323
Prepaid and other current assets	1,321,689	1,035,993
Total current assets	12,246,900	8,022,450
Property and equipment, at cost:
Leasehold improvements	1,238,886	1,238,886
Office equipment	78,155	60,921
Furniture and fixtures	417,876	417,876
Machinery and equipment	3,283,672	2,856,740
Construction in progress	687,462	762,445
	5,706,051	5,336,868
Less accumulated depreciation	(3,956,987)	(3,740,769)
Net property and equipment	1,749,064	1,596,099
Long-term assets:
Lease right-of-use assets, net	1,419,345	1,805,543
Intangible assets, net of accumulated amortization	130,041	65,918
Other long-term assets	744,803	954,992
Total long-term assets	2,294,189	2,826,453

Total assets	$16,290,153	12,445,002

(continued)

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	September 30, 2025	December 31, 2024
Current liabilities:
Accounts payable	$2,173,883	1,419,044
Accrued expenses	1,028,461	1,151,049
Note payable	276,489	—
Convertible notes payable, net (including related parties)	6,507,354	5,406,228
Clinical holdback – current portion	60,543	88,581
Operating lease liabilities – current portion	494,954	517,967
Total current liabilities	10,541,684	8,582,869
Long-term liabilities:
Clinical holdback – long-term portion	43,955	39,611
Lease liabilities – long-term portion	1,148,263	1,518,100
Total long-term liabilities	1,192,218	1,557,711
Total liabilities	11,733,902	10,140,580
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par, 200,000,000 authorized,47,419,596 shares issued and 47,302,373 outstanding as of September 30, 2025; and 23,473,149 shares issued and 23,355,926 outstanding as of December 31, 2024	47,420	23,473
Treasury stock, 117,223 common shares	(60,000)	(60,000)
Warrants	6,727,334	1,860,008
Additional paid-in-capital	139,717,336	127,679,198
Accumulated deficit	(141,875,839)	(127,198,257)
Total stockholders’ equity	4,556,251	2,304,422

Total liabilities and stockholders' equity	$16,290,153	12,445,002

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Comprehensive Loss
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$729,394	554,908	1,479,926	1,047,532
Cost of sales (excluding depreciation expense)	293,838	190,839	569,275	352,496

Operating expenses:
Research and development	1,382,022	2,303,241	5,764,923	6,049,847
Sales and marketing	1,143,805	1,572,189	3,037,349	2,847,866
General and administrative	1,477,800	1,530,791	4,817,485	4,645,412
Depreciation and amortization	85,697	76,288	256,835	215,144
Total operating expenses	4,089,324	5,482,509	13,876,592	13,758,269
Loss from operations	(3,653,768)	(5,118,440)	(12,965,941)	(13,063,233)
Other (expense) income:
Interest income	17,315	124,028	53,488	532,850
Interest expense	(532,073)	(413,290)	(1,483,022)	(1,163,153)
Other expense	(26,295)	—	(286,295)	—
Total other expense, net	(541,053)	(289,262)	(1,715,829)	(630,303)
Loss before income taxes	(4,194,821)	(5,407,702)	(14,681,770)	(13,693,536)
Income tax expense (benefit)	—	1,158	(4,188)	(592)
Net loss	$(4,194,821)	(5,408,860)	(14,677,582)	(13,692,944)
Net loss attributable to common stockholders, basic and diluted	$(4,194,821)	(5,408,860)	(14,677,582)	(13,692,944)
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	(0.24)	(0.46)	(0.62)
Weighted-average shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,015,196	22,232,799	31,739,828	22,075,135

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common stock		Treasury common stock			Additional paid-in capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Warrants
THREE MONTHS ENDED SEPTEMBER 30, 2025

Balance at June 30, 2025	32,575,407	$32,693	117,223	$(60,000)	$1,821,744	$137,394,016	$(137,681,018)	$1,507,435

Issuance of common stock and warrants in connection with August 2025 financing, net of issuance costs	10,434,586	10,435	—	—	5,833,237	1,225,022	—	7,068,694
Exercise of pre-funded warrants	4,292,380	4,292	—	—	(927,647)	923,784	—	429
Share-based compensation expense	—	—	—	—	—	174,514	—	174,514
Net loss	—	—	—	—	—	—	(4,194,821)	(4,194,821)
Balance at September 30, 2025	47,302,373	$47,420	117,223	$(60,000)	$6,727,334	$139,717,336	$(141,875,839)	$4,556,251

NINE MONTHS ENDED SEPTEMBER 30, 2025

Balance at December 31, 2024	23,355,926	$23,473	117,223	$(60,000)	$1,860,008	$127,679,198	$(127,198,257)	$2,304,422

Issuance of common stock in connection with at-the-market offering, net of issuance costs	3,811,926	3,812	—	—	—	5,319,542	—	5,323,354
Issuance of common stock in connection with June 2025 financing, net of issuance costs	5,286,275	5,287	—	—	—	3,695,024	—	3,700,311
Issuance of warrants in connection with June 2025 financing	—	—	—	—	56,035	(56,035)	—	—
Issuance of common stock and warrants in connection with August 2025 financing, net of issuance costs	10,434,586	10,435	—	—	5,833,237	1,225,022	—	7,068,694
Exercise of pre-funded warrants	4,292,380	4,292	—	—	(927,647)	923,784	—	429
Issuance of common stock in connection with ESPP	49,247	49	—	—	—	40,826	—	40,875
Share-based compensation expense	—	—	—	—	—	723,722	—	723,722
Expiration of warrant	—	—	—	—	(94,299)	94,299	—	—
Conversion of convertible notes into common stock	72,033	72	—	—	—	71,954	—	72,026
Net loss	—	—	—	—	—	—	(14,677,582)	(14,677,582)
Balance at September 30, 2025	47,302,373	$47,420	117,223	$(60,000)	$6,727,334	$139,717,336	$(141,875,839)	$4,556,251

 The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common stock		Treasury common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Warrants

THREE MONTHS ENDED SEPTEMBER 30, 2024

Balance at June 30, 2024	22,350,022	$22,350	117,223	$(60,000)	2,608,642	$125,344,962	$(116,665,713)	$11,250,241

Share-based compensation expense	—	—	—	—	—	128,406	—	128,406
Net loss	—	—	—	—	—	—	(5,408,860)	(5,408,860)
Balance at September 30, 2024	22,350,022	$22,350	117,223	$(60,000)	2,608,642	$125,473,368	$(122,074,573)	$5,969,787

NINE MONTHS ENDED SEPTEMBER 30, 2024

Balance at December 31, 2023	21,774,604	$21,775	117,223	$(60,000)	$2,787,137	$123,985,306	$(108,381,629)	$18,352,589

Issuance of common stock in connection with at-the-market offering, net of issuance costs	563,337	563	—	—	—	989,185	—	989,748
Issuance of common stock in connection with ESPP	12,081	12	—	—	—	10,378	—	10,390
Expiration of warrant	—	—	—	—	(178,495)	178,495	—	—
Share-based compensation expense	—	—	—	—	—	310,004	—	310,004
Net loss	—	—	—	—	—	—	(13,692,944)	(13,692,944)
Balance at September 30, 2024	22,350,022	$22,350	117,223	$(60,000)	$2,608,642	$125,473,368	$(122,074,573)	$5,969,787

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months ended
	September 30
	2025	2024
Cash flows from operating activities:
Net loss	$(14,677,582)	(13,692,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	227,371	202,971
Amortization	29,464	12,173
Amortization of right-of-use assets	386,198	438,601
Share-based compensation expense	723,722	310,004
Loss on property and equipment dispositions	53,173	—
Amortization of debt issuance costs and discount	1,173,153	854,902
Changes in operating assets and liabilities:
Accounts receivable	(83,826)	(279,384)
Inventory	(2,737,651)	(1,270,552)
Prepaid and other assets	283,382	(266,518)
Accounts payable	656,403	(51,799)
Accrued expenses	(122,588)	(316,651)
Lease liabilities	(392,850)	(273,734)
Other liabilities	(23,694)	(36,509)
Net cash used in operating activities	(14,505,325)	(14,369,440)
Cash flows from investing activities:
Acquisition of patents	(48,216)	(82,237)
Purchases of property and equipment	(385,167)	(654,914)
Net cash used in investing activities	(433,383)	(737,151)
Cash flows from financing activities:
Proceeds from the issuance of common stock in June 2025 financing	4,510,001	—
Issuance costs for June 2025 financing	(804,940)	—
Proceeds from at-the-market sales of common stock	5,496,791	1,021,994
Issuance costs for at-the-market sales of common stock	(164,904)	(30,660)
Proceeds from common stock issued through ESPP	40,875	10,390
Proceeds from the issuance of common stock, accompanying warrants and pre-funded warrants in August 2025 financing	7,998,826	—
Issuance costs for August 2025 financing	(930,132)	—
Proceeds from the exercise of pre-funded warrants	429	—
Repayment of note payable	(90,961)	—
Net cash provided by financing activities	16,055,985	1,001,724
Net change in cash and cash equivalents	1,117,277	(14,104,867)
Cash and cash equivalents:
Beginning of period	3,451,761	21,716,077
End of period	$4,569,038	7,611,210

Supplemental cash flow information
Cash paid for:
Taxes	$6,006	5,708
Interest	4,057	—
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued expense	53,065	35,849
Acquisition of patents included in accounts payable	45,371	—
Issuance of warrants for underwriter commission in June 2025 financing	56,035	—
Issuance of warrants for underwriter commission in August 2025 financing	97,612	—
Deferred offering costs reclassified to additional paid-in-capital	13,283	1,586
Conversion of convertible notes into common stock	85,000	—
Prepaid insurance financed with promissory notes	276,489	—

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(1)
Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the “Company” or “Femasys”) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a leading biomedical innovator, addressing significant unmet needs in women's health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio worldwide, and its products are currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (“UK”), Canada, Israel, Australia and New Zealand. In August and September 2025, the Company announced FemSperm™, which includes a setup, preparation and analysis kit designed to expand the Company’s infertility portfolio and, for the first time, enables gynecologists to perform in-office sperm preparation and analysis for use with FemaSeed. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand. FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution that involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in a safe and natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safe and effective, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost than the surgical alternative. In March 2025, the Company announced Conformité Européenne (“CE”) mark certification under European Union (“EU”) Medical Device Regulation (“MDR”) as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, the Company announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, the Company announced UK and New Zealand regulatory approvals, respectively, for FemBloc. In March and September 2025, the Company announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. The Company received FDA approval in November 2025 of its investigational device exemption (“IDE”) supplement to move forward to the final phase of the pivotal clinical trial (clinicaltrials.gov: NCT05977751) for U.S. approval. FemChec®, a companion diagnostic product for FemBloc’s ultrasound-based confirmation test, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand. FemCath® for selective fallopian tube evaluation is U.S. FDA-cleared and approved in Europe, Canada and Israel. The Company is a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 200 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. The Company’s suite of products and U.S. product candidate address what the Company believes are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

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

Liquidity

As of September 30, 2025, the Company had cash and cash equivalents of $4,569,038. The Company plans to finance its operations and commercial and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from domestic sales of FemaSeed and FemVue and international sales of FemBloc, FemaSeed, and FemVue. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the nine months ended September 30, 2025, the Company generated a net loss of $14,677,582. The Company expects such losses to increase over the next few years as the Company commercializes FemaSeed, FemBloc (in the EU, France and the Benelux region) and its other products and advances FemBloc through clinical development if and until FDA approval is received and the product is available to be marketed in the U.S.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of September 30, 2025 of $141,875,839 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful because the availability and amount of such funding are not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

No other new accounting pronouncements issued or effective have had, or are expected to have, a material impact on the Company’s financial statements.

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

(3)
Cash and Cash Equivalents

As of September 30, 2025 and December 31, 2024, money market funds and short-term U.S. Treasury bills included in cash and cash equivalents on the balance sheets were $4,065,574 and $3,451,761, respectively, which represent level 1 within the fair value hierarchy. The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(4)
Inventories

Inventory, stated at cost, consisted of the following:

	September 30,	December 31,
	2025	2024
Materials	$2,188,853	1,308,863
Work in progress	1,343,638	982,630
Finished goods	2,251,483	754,830
Inventory	$5,783,974	3,046,323

(5)
Accrued Expenses

Accrued expenses included the following:

	September 30,	December 31,
	2025	2024
Incentive and other compensation costs	$263,689	650,768
Clinical trial costs	335,224	354,762
Accrued interest	350,338	44,525
Director fees	71,250	70,000
Other	7,960	30,994
Accrued expenses	$1,028,461	1,151,049

(6)
Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms typically ranging from 30 to 60 days. All revenue is recognized at a point in time. As of September 30, 2025, there were no unsatisfied performance obligations.

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

The following table summarizes our sales by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2025	2024	2025	2024
U.S.	$336,594	262,458	1,015,168	755,082
International	392,800	292,450	464,758	292,450
Total	$729,394	554,908	1,479,926	1,047,532

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provide for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained directors’ and officers’ insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of September 30, 2025 and December 31, 2024.

(8)
Notes Payable

 AFCO Credit Corporation (AFCO)

In July 2025, the Company executed a promissory note with AFCO to finance certain insurance premiums totaling $367,450, requiring the Company to pay $31,672 in a down payment and make monthly installment payments. The annual interest rate was 7.44% and the monthly installment is $31,672, which represents principal and interest.

As of September 30, 2025, and December 31, 2024, there were principal balances of $276,489 and $0 on the AFCO note in the accompanying balance sheets, respectively. Interest expense in connection with the AFCO promissory note was $4,057 for the three and nine months ended September 30, 2025, and $0 for the three and nine months ended September 30, 2024.

(9)
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

The Notes are convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $1.18. The Company agreed not to issue or sell any equity securities of the Company at a price below the then-current conversion price for a period of 18 months after closing, subject to certain exceptions. Beginning six months after issuance, the Company may require holders to convert their Notes into conversion shares if the closing price of the common stock exceeds $2.36 per share for 10 consecutive trading days and the daily dollar trading volume of the common stock exceeds $1,000,000 per day during the same period and certain equity conditions described in the Notes are satisfied. The Notes provide for certain events of default, whereby each holder of Notes will be able to require the Company to redeem in cash any or all of the holders’ Notes at a premium of 115%. The conversion feature did not meet the requirements for separate accounting and is not accounted for as a derivative instrument. In April 2025, $85,000 of convertible notes were converted into 72,033 shares of common stock.

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

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

The Series B Warrants expired in November 2024.

The Series A Warrants are classified as components of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock from which they are issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

For the three months ended September 30, 2025, the Company recognized total interest expense of $532,073, including coupon interest expense of $101,475, amortization of debt discount and issuance costs of $426,541 and AFCO note payable interest expense of $4,057. For the three months ended September 30, 2024, the Company recognized total interest expense of $413,290, including coupon interest expense of $102,750 and amortization of debt discount and issuance costs of $310,540. For the nine months ended September 30, 2025, the Company recognized total interest expense of $1,483,022, including coupon interest expense of $305,812, amortization of debt discount and issuance costs of $1,173,153 and AFCO note payable interest expense of $4,057. For the nine months ended September 30, 2024, the Company recognized total interest expense of $1,163,153, including coupon interest expense of $308,250 and amortization of debt discount and issuance costs of $854,903.

The Notes, net of unamortized discount costs, were $6,507,354 and $5,406,228 as of September 30, 2025 and December 31, 2024, respectively. The fair value of the convertible notes on September 30, 2025 and December 31, 2024, calculated using a discounted cash flow analysis using level 3 inputs, was $6,699,620 and $6,493,720, respectively.

(10)
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

For the nine months ended September 30, 2025, the Company sold approximately 3.8 million shares of common stock for aggregate proceeds of approximately $5.5 million, and as of September 30, 2025, approximately $1.5 million remained available for sale pursuant to the prospectus. As of September 30, 2025, the amount the Company was authorized to sell was subject to baby-shelf limitations.

June 2025 Financing

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

Additionally, common warrants to purchase 105,726 shares of common stock were issued to the underwriter as a commission for services performed. The underwriter warrants are exercisable beginning December 2, 2025, have a 5-year term and an exercise price of $1.0625 per share. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock from which they are issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. The warrants were valued at $56,035 using Black-Scholes assumptions. As of September 30, 2025, 105,726 underwriter warrants remain outstanding.

Any Market Purchase Agreement

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

The Company incurred a 2% commitment fee of $200,000 and an additional $86,295 in expenses as of September 30, 2025, which are included as other expense in the unaudited interim Condensed Statements of Comprehensive Loss.

August 2025 Financing

On August 25, 2025, the Company entered into a securities purchase agreement pursuant to which the Company sold (i) 10,434,586 shares of common stock in a public offering and to certain Company officers, (ii) pre-funded warrants to purchase 11,750,000 shares of common stock, and (iii) common warrants to purchase 22,184,586 shares of common stock. Additionally, common warrants to purchase 443,692 shares of common stock were issued to the underwriter as compensation for services performed.

The pre-funded warrants, common warrants and underwriter warrants were exercisable immediately following the closing date of the offering. The pre-funded warrants have an unlimited term and an exercise price of $0.0001 per share. The common warrants have a 5-year term and an exercise price of $0.36 per share, except for common warrants sold to certain Company officers, which have an exercise price of $0.5151 per share. The underwriter warrants have a 5-year term and exercise price of $0.45 per share. The offering resulted in aggregate gross proceeds of $7,998,826, before $930,132 of transaction costs.

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

The common stock was valued at $3,770,001, based on the Company’s stock price. The pre-funded warrants and common warrants were valued at $4,230,000 and $5,324,301, respectively, using the following Black-Scholes assumptions:

	Pre-funded warrants	Common warrants	Underwriter warrants
Expected term (in years)	4	4	4
Risk‑free interest rate	3.64%	3.64%	3.64%
Dividend yield	—%	—%	—%
Expected volatility	90.63%	90.63%	90.63%
Exercise price	$0.0001	$0.36- $0.5151	$0.45
Stock price	$0.36	$0.36- $0.5151	$0.36
Black-Scholes value	$0.36	$0.24-0.27	$0.22

The net proceeds of $7,068,694 were allocated to the common stock, pre-funded warrants and common warrants using the relative fair value method and were recorded to stockholders’ equity.

As of September 30, 2025, 7,457,620 pre-funded warrants, 22,184,586 common warrants and 443,692 placement agent warrants remain outstanding.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(11)
Equity Incentive Plans and Warrants

Stock-Based Awards

(a)
Stock Option Plans

Activity under the Company’s stock option plans for the nine months ended September 30, 2025 was as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2024	2,974,219	$1.60
Granted	1,599,915	1.08
Forfeited	(242,608)	1.10
Outstanding at September 30, 2025	4,331,526	$1.44	$—

Vested and exercisable at September 30, 2025	2,000,667	$1.89	$—

The intrinsic value represents the amount by which the market price of the underlying stock at September 30, 2025 exceeds the exercise price of an option.

Options granted under the 2021 Stock Option Plan for the nine months ended September 30, 2025 to employees and nonemployees were 1,529,515 and 70,400, respectively and the weighted average exercise prices were $1.09 and $0.98, respectively. The weighted average fair values of the options granted to employees and nonemployees were $0.84 and $0.73, respectively and were estimated using the following Black-Scholes assumptions:

	Employees	Nonemployees
Expected term (in years)	6.06	5.50
Risk‑free interest rate	4.37%	3.91%
Dividend yield	—%	—%
Expected volatility	91.16%	90.77%

No options were exercised for the nine months ended September 30, 2025 under our stock option plans.

On June 25, 2025, Femasys stockholders approved an amendment to the 2021 Equity Incentive Plan to increase the total number of shares of common stock authorized for issuance by 3,000,000. As of September 30, 2025, the total number of shares of common stock reserved for future awards under the 2021 Stock Option Plan was 3,200,591.

(b)
Inducement Grants

Since 2023, the Company has granted 250,000 inducement grants, a stock option grant to certain employees for the right to purchase shares, which were approved by the Compensation Committee. The inducement grants vest in equal installments over four years provided the employee remains employed by the Company on the vesting date. In the first quarter of 2025, there were 100,000 options forfeited. In the second quarter of 2025, there was a grant of 100,000 options.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

The inducement grants are summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life years
Outstanding at December 31, 2024	250,000	$1.89	8.07
Granted	100,000	0.90	9.73
Forfeited	(100,000)	1.10	—
Outstanding at September 30, 2025	250,000	$1.81	7.86

Vested and exercisable at September 30, 2025	100,000	$2.56	6.57

(c)
Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option grants to employees and nonemployees by financial statement line item on the accompanying condensed statements of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$65,625	49,800	270,847	114,437
Sales and marketing	19,047	18,895	30,034	43,659
General and administrative	89,842	59,711	422,841	151,908
Total share-based compensation expense	$174,514	128,406	723,722	310,004

As of September 30, 2025, the remaining share-based compensation expense that is expected to be recognized in future periods for employees and nonemployees is $1,692,530, which includes $155,222 of compensation expense to be recognized upon achieving certain performance conditions. For service-based awards, the $1,537,308 of unrecognized expense is expected to be recognized over a weighted average period of 2.7 years.

(d)
Employee Stock Purchase Plan (ESPP)

For the nine months ended September 30, 2025, 49,247 shares of common stock were issued under the Company’s ESPP at a fair value of $40,875. For the nine months ended September 30, 2024, 12,081 shares of common stock were issued under the Company’s ESPP at a fair value of $10,390. As of September 30, 2025, the total number of shares of common stock reserved for future awards under the ESPP was 719,668.

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

In conjunction with the August 2025 Financing, certain officers purchased 87,363 common shares at a price of $0.5151 per share.

In addition, for the nine months ended September 30, 2025 and year ended December 31, 2024, a family member of the CEO was employed by the Company.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(13)
Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net loss attributable to common stockholders, basic and diluted	$(4,194,821)	(5,408,860)	(14,677,582)	(13,692,944)
Weighted average number of shares used in computing net loss per share attributable to common stockholders, basic and diluted	41,015,196	22,232,799	31,739,828	22,075,135
Net loss per share attributable to common stockholders, basic and diluted	$(0.10)	(0.24)	(0.46)	(0.62)

The pre-funded warrants from the August 2025 Financing are included in the weighted average shares above.

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Options to purchase common stock	4,581,526	3,251,644	4,581,526	3,251,644
Warrants to purchase common stock, in connection with April 2023 financing	68,809	68,809	68,809	68,809
Warrants to purchase common stock, in connection with November 2023 financing	5,805,083	11,610,166	5,805,083	11,610,166
Warrants to purchase common stock, in connection with June 2025 financing	105,726	—	105,726	—
Warrants to purchase common stock, in connection with August 2025 financing	30,085,898	—	30,085,898	—
Warrants to purchase common stock	141,639	196,816	141,639	196,816
Total potential shares	40,788,681	15,127,435	40,788,681	15,127,435

(14)
Income Taxes

The effective tax rate of 0% for the nine months ended September 30, 2025 and 2024 was lower than the statutory rate due to the Company remaining in a full valuation allowance position.

(15)
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

Significant segment expenses, as provided to the CODM are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$729,394	554,908	1,479,926	1,047,532
Cost of sales (excluding depreciation expense)	293,838	190,839	569,275	352,496

Research and development expense	269,036	716,979	1,317,416	1,797,759
Other research and development expense [1]	1,112,986	1,586,262	4,447,507	4,252,088
Total research and development expense	1,382,022	2,303,241	5,764,923	6,049,847

Sales and marketing expense	1,143,805	1,572,189	3,037,349	2,847,866
General and administrative expense	1,477,800	1,530,791	4,817,485	4,645,412
Depreciation and amortization expense	85,697	76,288	256,835	215,144
Total operating expenses	4,089,324	5,482,509	13,876,592	13,758,269

Total other expense, net	(541,053)	(289,262)	(1,715,829)	(630,303)
Loss before income taxes	(4,194,821)	(5,407,702)	(14,681,770)	(13,693,536)
Income tax benefit	—	1,158	(4,188)	(592)
Net loss	$(4,194,821)	(5,408,860)	(14,677,582)	(13,692,944)

1 Other research and development expense include clinical affairs, regulatory, manufacturing and quality assurance expenses.

(16)
Subsequent Events

In October 2025, 707,620 pre-funded warrants from the August 2025 Financing were exercised at a price of $0.0001 per share. Additionally, in October and November 2025, 8,652,777 common warrants from the August 2025 Financing were exercised for at a price of $0.36 per share. Total proceeds from the exercised warrants were $3,115,000.

On November 3, 2025, the Company entered into a definitive agreement for the issuance of (i) senior secured convertible notes (“November 2025 Notes” and “November 2025 Financing”) in an aggregate principal amount of $12,000,000, convertible into shares of 16,378,563 common stock at a conversion price of $0.73 per share, (ii) Series A-1 Warrants to purchase up to an aggregate of 16,378,563 shares of common stock at an exercise price of $0.81 per share, subject to adjustments, (iii) Series B-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $0.92 per share, subject to adjustments, and (iv) Series C-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $1.10 per share, subject to adjustments. The financing resulted in aggregate gross proceeds of $12,000,000.

The November 2025 Notes accrue interest at a rate of 8.5% per annum, payable annually in-kind by increasing the principal balance outstanding, The Notes, Series A-1, B-1 and C-1 Warrants have a 10-year maturity.

In November 2025, the Company sold 1,817,054 shares under the at-the-market facility, resulting in gross cash proceeds of $1,516,371.

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

Overview

We are a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. We are a U.S. manufacturer that has received global regulatory approvals for its product portfolio worldwide, and its products are currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (“UK”), Canada, Israel, Australia and New Zealand. A peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety with high satisfaction from both patients and practitioners. FemSperm™, which includes a setup, preparation and analysis kit designed to expand our infertility portfolio and, for the first time, enables gynecologists to perform in-office sperm preparation and analysis for use with FemaSeed. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand. FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution, which involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in a safe and natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safe and effective, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost than the surgical alternative. A peer-reviewed publication of positive data from its initial clinical trials of FemBloc has demonstrated compelling effectiveness and five-year safety with high satisfaction from both patients and practitioners. In March 2025, we announced Conformité Européenne (“CE”) mark certification under European Union (“EU”) Medical Device Regulation (“MDR”) as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, for FemBloc. In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. The Company received FDA approval in November 2025 of its investigational device exemption (“IDE”) supplement to move forward to the final phase of the pivotal clinical trial (clinicaltrials.gov: NCT05977751) for U.S. approval. FemChec®, a companion diagnostic product for FemBloc’s ultrasound-based confirmation test, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand. FemCath® for selective fallopian tube evaluation is U.S. FDA-cleared and approved in Europe, Canada and Israel for selective fallopian tube evaluation. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with over 200 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. Our suite of products and U.S. product candidate address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

Corporate Update

On November 10, 2025, we announced a second partner order for FemBloc in Europe.

On November 3, 2025, we announced FDA IDE approval to continue enrollment in the final phase of the FINALE pivotal trial for FemBloc.

On November 3, 2025, we announced a definitive agreement for the issuance of $12 million in secured convertible notes and accompanying warrants for total potential funding of $58 million, if all warrants are exercised for cash.

On October 22, 2025, we announced the initiation of post-market surveillance study for FemBloc in Europe.

On September 25, 2025, we announced a partnership with Kebomed, a leading European distributor of medical devices and equipment, to commercialize FemBloc in France, the Netherlands, Belgium and Luxembourg.

On September 22, 2025, we announced a partnership with Medical Electronic Systems LLC (MES) to provide FemSperm Analysis Kit for use with FemaSeed.

On September 11, 2025, we announced the FemSperm Insemination Prep Kit, designed to fully enable gynecologists to perform FemaSeed Intratubal Insemination.

On September 8, 2025, we announced New Zealand regulatory approval of FemBloc.

On August 25, 2025, we announced an underwritten public offering with gross proceeds of $8.0 million.

On August 21, 2025, we announced the FemSperm set-up kit to activate gynecologists for FemaSeed Intratubal Insemination.

On August 20, 2025, we announced UK regulatory approval of FemBloc.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

The following table shows our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change	% Change
Sales	$729,394	554,908	174,486	31.4%
Cost of sales (excluding depreciation expense)	293,838	190,839	102,999	54.0%

Operating expenses:
Research and development	1,382,022	2,303,241	(921,219)	(40.0)%
Sales and marketing	1,143,805	1,572,189	(428,384)	(27.2)%
General and administrative	1,477,800	1,530,791	(52,991)	(3.5)%
Depreciation and amortization	85,697	76,288	9,409	12.3%
Total operating expenses	4,089,324	5,482,509	(1,393,185)	(25.4)%
Loss from operations	(3,653,768)	(5,118,440)	1,464,672	(28.6)%
Other (expense) income:
Interest income	17,315	124,028	(106,713)	(86.0)%
Interest expense	(532,073)	(413,290)	(118,783)	28.7%
Other expense	(26,295)	—	(26,295)	100.0%
Total other expense, net	(541,053)	(289,262)	(251,791)	87.0%
Loss before income taxes	(4,194,821)	(5,407,702)	1,212,881	(22.4)%
Income tax expense	—	1,158	(1,158)	100.0%
Net loss	$(4,194,821)	(5,408,860)	1,214,039	(22.4)%

Sales

Sales increased by $174,486, or 31.4%, to $729,394 for the three months ended September 30, 2025, from $554,908 for the three months ended September 30, 2024, primarily attributable to sales of FemBloc.

Cost of sales

Cost of sales increased by $102,999 or 54.0%, to $293,838 for the three months ended September 30, 2025, from $190,839 for the three months ended September 30, 2024, and is attributed to increased sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended September 30,
	2025	2024
Compensation and related personnel costs	$1,037,538	1,256,061
Clinical-related costs	242,549	437,163
Material and development costs	7,448	312,644
Professional and outside consultant costs	76,793	291,955
Regulatory and other costs	17,694	5,418
Total research and development expenses	$1,382,022	2,303,241

R&D expenses decreased by $921,219 or 40.0%, to $1,382,022 for the three months ended September 30, 2025 from $2,303,241 for the three months ended September 30, 2024. The decrease resulted primarily from the commercialization of development products into inventory and reduced compensation costs, clinical costs and professional fees.

Sales and marketing

Sales and marketing expenses decreased by $428,384 or 27.2%, to $1,143,805 for the three months ended September 30, 2025 from $1,572,189 for the three months ended September 30, 2024. The decrease resulted primarily from reduced professional fees and compensation costs.

General and administrative

General and administrative expenses decreased by $52,991, or 3.5%, to $1,477,800 for the three months ended September 30, 2025 from $1,530,791 for the three months ended September 30, 2024. The decrease resulted primarily from reduced professional fees.

Depreciation and amortization

Depreciation and amortization expenses increased by $9,409, or 12.3%, to $85,697 for the three months ended September 30, 2025 from $76,288 for the three months ended September 30, 2024. The increase resulted from additional fixed assets and intangible assets in service.

Other expense, net

Other expense, net increased by $251,791, or 87.0%, to $541,053 for the three months ended September 30, 2025 from $289,262 for the three months ended September 30, 2024. The increase resulted from increased non-cash discount amortization related to the convertible notes payable, expenses related to the Any Market Purchase Agreement and reduced interest income.

Income tax expense

Income tax expense decreased by $1,158 or 100%, to $0 for the three months ended September 30, 2025 from $1,158 for the three months ended September 30, 2024 due to a decrease in the state minimum taxes we were required to pay.

Results of Operations

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table shows our results of operations for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change	% Change
Sales	$1,479,926	1,047,532	432,394	41.3%
Cost of sales (excluding depreciation expense)	569,275	352,496	216,779	61.5%

Operating expenses:
Research and development	5,764,923	6,049,847	(284,924)	(4.7)%
Sales and marketing	3,037,349	2,847,866	189,483	6.7%
General and administrative	4,817,485	4,645,412	172,073	3.7%
Depreciation and amortization	256,835	215,144	41,691	19.4%
Total operating expenses	13,876,592	13,758,269	118,323	0.9%
Loss from operations	(12,965,941)	(13,063,233)	97,292	(0.7)%
Other (expense) income:
Interest income	53,488	532,850	(479,362)	(90.0)%
Interest expense	(1,483,022)	(1,163,153)	(319,869)	27.5%
Other expense	(286,295)	—	(286,295)	100.0%
Total other expense, net	(1,715,829)	(630,303)	(1,085,526)	172.2%
Loss before income taxes	(14,681,770)	(13,693,536)	(988,234)	7.2%
Income tax benefit	(4,188)	(592)	(3,596)	607.4%
Net loss	$(14,677,582)	(13,692,944)	(984,638)	7.2%

Sales

Sales increased by $432,394, or 41.3%, to $1,479,926 for the nine months ended September 30, 2025 from $1,047,532 for the nine months ended September 30, 2024, primarily attributable to sales of FemBloc and FemVue.

Cost of sales

Cost of sales increased by $216,779 or 61.5%, to $569,275 for the nine months ended September 30, 2025 from $352,496 for the nine months ended September 30, 2024. The increase is primarily attributed to increased sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Nine Months Ended September 30,
	2025	2024
Compensation and related personnel costs	$3,592,293	3,219,997
Clinical-related costs	898,914	1,311,526
Material and development costs	332,813	845,473
Professional and outside consultant costs	380,736	578,614
Regulatory and other costs	560,167	94,237
Total research and development expenses	$5,764,923	6,049,847

R&D expenses decreased by $284,924 or 4.7%, to $5,764,923 for the nine months ended September 30, 2025 from $6,049,847 for the nine months ended September 30, 2024. The decrease relates primarily to the commercialization of development products into inventory, reduced clinical costs and professional fees, partially offset by increased regulatory costs.

Sales and marketing

Sales and marketing expenses increased by $189,483 or 6.7%, to $3,037,349 for the nine months ended September 30, 2025 from $2,847,866 for the nine months ended September 30, 2024. The increase relates primarily to compensation and travel costs as we began recruitment of a commercial team in 2024 to promote our available products, partially offset by reduced professional fees.

General and administrative

General and administrative expenses increased by $172,073, or 3.7%, to $4,817,485 for the nine months ended September 30, 2025 from $4,645,412 for the nine months ended September 30, 2024. The increase relates primarily to increased compensation costs and professional fees.

Depreciation and amortization

Depreciation and amortization expenses increased by $41,691, or 19.4%, to $256,835 for the nine months ended September 30, 2025 from $215,144 for the nine months ended September 30, 2024. The increase resulted from additional fixed assets and intangible assets in service.

Other expense, net

Other expense, net increased by $1,085,526, or 172.2%, to $1,715,829 for the nine months ended September 30, 2025 from $630,303 for the nine months ended September 30, 2024. The increase resulted from increased non-cash discount amortization related to the convertible notes payable, expenses related to the Any Market Purchase Agreement and reduced interest income.

Income tax benefit

Income tax benefit increased by $3,596 or 607.4%, to $4,188 for the nine months ended September 30, 2025 from $592 for the nine months ended September 30, 2024 due to a decrease in the state minimum taxes we were required to pay.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through September 30, 2025, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of September 30, 2025, we had $4,569,038 of cash and cash equivalents and an accumulated deficit of $141,875,839.

In July 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. As of October 2023, the Sales Agent was authorized to sell shares of common stock for an aggregate price up to $16.7 million pursuant to the prospectus. As of September 30, 2025, approximately 8.4 million shares of common stock had been sold for aggregate proceeds of approximately $15.2 million. As of September 30, 2025, the amount we were authorized to sell was subject to baby-shelf limitations. As of September 30, 2025, the available amount pursuant to the prospectus was approximately $1.5 million. Subsequent to September 30, 2025, we sold 1,817,054 shares for aggregate proceeds of approximately $1.5 million.

In June 2025, we sold 3,600,000 shares of common stock in an underwritten public offering at $0.85 per share. Separately and concurrently, we sold 1,686,275 shares of common stock in a private placement at a price of $0.85 per share to certain existing institutional stockholders and a price of $1.02 per share to certain directors and officers. Net proceeds from the transaction were $3,705,061.

On June 30, 2025, we entered into an Any Market Purchase Agreement (“Purchase Agreement”) with Alumni Capital LP (“Alumni”) whereby we have the right, but not obligation, to sell to Alumni up to an aggregate of $10 million in shares of common stock in a series of purchases until December 31, 2026. We may elect that Alumni purchase up to $1 million in shares of common stock (or up to $5 million if mutually agreed) at either (i) the lowest traded price for 4 previous business days, multiplied by 90%, or (ii) up to the lesser of (a) $1 million in shares of common stock, or (b) 100% of the average daily trading volume of common stock for previous two business days at lowest daily dollar volume-weighted average price, multiplied by 97%. We are limited to issuances to Alumni or 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement.

In August 2025, we sold an aggregate of (i) 10,434,586 shares of common stock in a public offering and to certain Company officers (ii) pre-funded warrants to purchase up to 11,750,000 shares of common stock and (iii) common warrants to purchase up to 22,184,586 shares of common stock. Additionally, common warrants to purchase 443,692 shares of common stock were issued to the underwriter as compensation for services performed. The purchase price per share for the common stock was $0.36, except for shares sold to certain company officers, which was $0.5151 per share. The purchase price per share for the pre-funded warrants was $0.3599. The net proceeds from the August 2025 Financing at closing were approximately $7.1 million. Subsequent to September 30, 2025, 707,620 pre-funded warrants and 8,652,777 common warrants were exercised for approximately $3.1 million.

In November 2025, we entered into a definitive agreement for the issuance of (i) senior secured convertible notes in an aggregate principal amount of $12,000,000, convertible into shares of 16,378,563 common stock at a conversion price of $0.73 per share, (ii) Series A-1 Warrants to purchase up to an aggregate of 16,378,563 shares of common stock at an exercise price of $0.81 per share, subject to adjustments (iii) Series B-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $0.92 per share, subject to adjustments, and (iv) Series C-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $1.10 per share, subject to adjustments . The financing resulted in aggregate gross proceeds of $12,000,000, with total potential funding of $58 million, if all warrants are exercised for cash.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents, anticipated revenues from product sales and proceeds and application of our November 2025 Financing are expected to be sufficient to fund our ongoing operations into September 2026. However, it is not sufficient to fund our ongoing operations for twelve months from the date of these financial statements and we will need to obtain additional financing to fund our ongoing operations. Our convertible notes contain restrictions that limit our ability to issue securities without complying with certain participation rights. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. As a result of our current limited financial liquidity, we have concluded that substantial doubt exists about our ability to continue as a going concern.

Our cash and cash equivalents as of September 30, 2025 will not be sufficient to sustain our operations, including funding our U.S. product candidate, FemBloc through regulatory approval, and we anticipate needing to raise additional capital to complete the U.S. development and EU commercialization of our product candidate. The majority of the proceeds from the November 2025 Financing will be used to repay the November 2023 Convertible Notes. We still need significant additional financing to fund our product development and operations. However, we can give no assurances that we will be able to secure additional sources of funds to support our commercialization efforts or operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our U.S. product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or our U.S. product candidates that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(14,505,325)	(14,369,440)
Net cash used in investing activities	(433,383)	(737,151)
Net cash provided by financing activities	16,055,985	1,001,724
Net change in cash and cash equivalents	$1,117,277	(14,104,867)

Operating activities

For the nine months ended September 30, 2025, cash used in operating activities was $14,505,325, attributable to a net loss of $14,677,582 and a net change in our net operating assets and liabilities of $2,420,824, partially offset by non-cash charges of $2,593,081. Non-cash charges primarily consisted of $1,173,153 in amortization of the discount on convertible notes, $723,722 in share-based compensation, $386,198 in right-of-use asset amortization, $256,835 in depreciation and amortization and $53,173 in loss on property and equipment dispositions. The change in our net operating assets and liabilities was primarily due to increases in inventory of $2,737,651 and accounts receivable of $83,826, decreases in lease liabilities of $392,850, accrued expenses of $122,588 and other liabilities of $23,694, partially offset by an increase in accounts payable of $656,403 and decreases in prepaid and other assets of $283,382. We intend to meet future operating cash requirements through increased sales of commercial products and fundraising, as discussed in Funding requirements.

For the nine months ended September 30, 2024, cash used in operating activities was $14,369,440, attributable to a net loss of $13,692,944 and a net change in our net operating assets and liabilities of $2,495,147, partially offset by non-cash charges of $1,818,651. Non-cash charges primarily consisted of $854,902 in amortization of the discount on convertible notes, $438,601 in right-of-use amortization, $310,004 in share-based compensation and $215,144 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to decreases in accounts payable and accrued expenses of $368,450, lease liabilities of $273,734, and increases of inventory of $1,270,552, prepaid and other assets of $266,518 and accounts receivable of $279,384.

Investing activities

For the nine months ended September 30, 2025, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $433,383.

For the nine months ended September 30, 2024, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $737,151.

Financing activities

For the nine months ended September 30, 2025, cash provided by financing activities was $16,055,985, attributable to $5,331,887 in proceeds from sales under the at-the-market facility, net of issuance costs, proceeds of $3,705,061 from the June 2025 financing, net of issuance costs, proceeds of $7,069,123 from the August 2025 financing, net of issuance costs and inclusive of exercised warrants and $40,875 in proceeds from the issuance of shares under the ESPP Plan. The proceeds were partially offset by repayment of note payable for $90,961.

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

Revenue recognition

Our policy is to recognize revenue when a customer obtains control of the promised goods under Accounting Standards Update (ASU) 2020-05, Revenue from Contracts with Customers (Topic 606), which we adopted effective January 1, 2018. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods, and we have elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. We do not have multiple performance obligations in our customer orders, so revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms typically ranging from 30 to 60 days. All revenue is recognized at a point in time.

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control at Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from us. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of September 30, 2025, we have not had a history of significant returns.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time we may be involved in legal proceedings arising in connection with our business. As of September 30, 2025, we have not had a history of significant legal proceedings and there are no currently pending actions against us. We believe that any amount, or range, of reasonably possible losses in connection with any potential actions against us in excess of established reserves, in the aggregate, will not be material to our financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period and the significance of any actions against us.

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

We believe that, after taking into account the August 2025 Financing and subsequent warrant exercises, and based on pro forma financial data available to us, our stockholders’ equity as of October 15, 2025 would have been approximately $5.2 million on a pro forma basis, which meets the minimum of $2.5 million in stockholders’ equity requirement for continued listing on The Nasdaq Capital Market. Based on our Form 8-K, dated October 21, 2025, Nasdaq has determined that we comply with the Listing Rule 5550(b)(1). However, if we fail to evidence compliance upon filing its next periodic report we may be subject to delisting.

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

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including initiating a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or show continued compliance with the Minimum MVLS Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

We need substantial additional funding and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.

Based on our current operating plan and giving effect to the November 2025 Financing, our current cash, cash equivalents and revenue are expected to be sufficient to fund our ongoing operations into September 2026. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•
The initiation, scope, rate of enrollment, progress, success, and cost of our current or future clinical trials;

•
The cost of our research and development activities;

•
Patient, healthcare practitioner and market acceptance of our intratubal insemination product and permanent birth control system, both women-specific medical product solutions;

•
The cost of filing and prosecuting patent applications and defending and enforcing our patent or other intellectual property rights;

•
The cost of defending, in litigation or otherwise, any claims that we infringe third-party patents or other intellectual property rights;

•
The cost and timing of additional regulatory clearances or approvals;

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

The majority of the proceeds from the November 2025 Financing will be used to repay the November 2023 Convertible Notes. We still need significant additional financing to fund our product development and operations. Any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds by selling additional shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock, the issuance of such securities will result in dilution to our stockholders. Furthermore, investors purchasing any securities we may issue in the future may have rights superior to the rights of our common stockholders.

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

The One Big Beautiful Bill Act on July 4, 2025, H.R. 1, or the “One Big Beautiful Bill Act” was signed into law in the U.S., which contains a broad range of tax reform provisions affecting businesses. The Company has determined the legislation will not have material impact on our business.

Item 6.
Exhibits

			Incorporated by Reference
Exhibit
Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 22, 2021

3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.2	June 22, 2021

3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.1	March 30, 2023

4.1	Underwriter Common Stock Purchase Warrant	Form 8-K	001-40492	4.1	August 27, 2025

4.2	Pre-Funded Common Stock Purchase Warrant	Form 8-K	001-40492	4.2	August 27, 2025

4.3	Common Stock Purchase Warrant	Form 8-K	001-40492	4.3	August 27, 2025

4.4	Form of Series A-1 Warrant	Form 8-K	001-40492	4.1	November 3, 2025

4.5	Form of Series B-1 Warrant	Form 8-K	001-40492	4.2	November 3, 2025

4.6	Form Series C-1 Warrant	Form 8-K	001-40492	4.3	November 3, 2025

4.7	Forn of Purchase Agreement	Form 8-K	001-40492	10.1	November 3, 2025

4.8	Form of Senior Secured Convertible Note	Form 8-K	001-40492	10.2	November 3, 2025

4.9	Form of Registration Rights Agreement	Form 8-K	001-40492	10.3	November 3, 2025

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 14th day of November 2025.

FEMASYS INC

Dated: November 14, 2025	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

Dated: November 14, 2025
By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer