Form 10-K
period 2025-12-31
FEMASYS INC
filed 2026-03-31
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of June 30, 2025 was $29,865,186.

As of March 30, 2026, there were 60,390,686 shares of the registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for the Registrant’s 2026 Annual Meeting of Stockholders are incorporated by reference in Part III of this annual report on Form 10-K. The definitive proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this annual report on Form 10-K.

FEMASYS INC.
FORM 10-K

2

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions, although not all forward-looking statements contain these words. Forward-looking statements include, but are not limited to, statements concerning:

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

• our ability to successfully grow sales internationally;

• estimates regarding the total addressable market for our products and U.S. product candidate;

• competitive companies and technologies in our industry;

• our business model and strategic plans for our products, U.S. product candidate, technologies and business, including our implementation thereof;

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

The forward-looking statements in this Annual Report on Form 10-K are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Annual Report on Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed with the U.S. Securities and Exchange Commission (SEC) as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise.

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
• We have received deficiency notices from Nasdaq relating to our non-compliance with Nasdaq's continued listing requirements and our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

Risks Related to Discovery and Development

• Enrollment and retention of subjects in clinical trials is an expensive and time-consuming process.
• Our current U.S. product candidate is in late-stage development.

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
• Our FemaSeed intratubal insemination solution may fail to gain market acceptance.
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
• The training required for healthcare practitioners to use our FemBloc permanent birth control solution could reduce the market acceptance of our U.S. product candidate.
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
• We manufacture and assemble components for our products and U.S. product candidate, and a loss or degradation in performance of our manufacturing capabilities could have a material adverse effect on our business.
• We rely on a limited number of third-party suppliers for components for our products and U.S. product candidate.
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
• If the quality of our solutions does not meet the expectations of healthcare practitioners or patients, then our brand and reputation or our business could be adversely affected.

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
• Modifications to our U.S. product candidate if FDA approved may require us to obtain new Premarket Approval (PMA) approval or approvals of a PMA supplement.
• Failure to comply with post-marketing regulatory requirements could subject us to enforcement actions.
• Our products must be manufactured in accordance with federal and state regulations.
• If treatment guidelines for permanent birth control or other women’s healthcare treatments change or the standard of care evolves, we may need to redesign and seek new marketing authorization from the FDA for one or more of our products.
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

PART 1

Item 1.
Business.

Business Overview

We are a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio, which is currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking first-step infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (UK), Canada, Israel, Australia and New Zealand. A peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety with high satisfaction from both patients and practitioners. FemSperm®, which includes setup, preparation and analysis kits designed to expand our infertility portfolio and, for the first time, enables gynecologists to perform in-office sperm preparation and analysis for use with FemaSeed. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemVue Controlled is US FDA-cleared diagnostic device and is the next-generation design integrating features of FemVue and FemChec® technologies into a single platform, enabling multiple clinical uses within one solution, including confirmation of tubal patency prior to use with FemaSeed. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand.

FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution, which involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in a safe and natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safe and effective, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost than the surgical alternative. A peer-reviewed publication of positive data from its initial clinical trials of FemBloc has demonstrated compelling effectiveness and five-year safety with high satisfaction from both patients and practitioners. In March 2025, we announced Conformité Européene (CE) mark certification under European Union (“EU”) Medical Device Regulation (“MDR”) as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, for FemBloc. In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. The Company received FDA approval in November 2025 of its investigational device exemption (“IDE”) supplement to move forward to the final phase of the pivotal clinical trial (clinicaltrials.gov: NCT05977751) for U.S. approval. In March 2026, we announced the initiation of enrollment in this final phase. FemChec, a companion diagnostic product for FemBloc’s ultrasound-based confirmation test, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand. FemCath® for selective fallopian tube evaluation is U.S. FDA-cleared and approved in Europe, Canada and Israel for selective fallopian tube evaluation. The Company is a woman-founded and led company with an expansive, internally created intellectual property portfolio with approximately 228 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. Our suite of products and U.S. product candidate addresses what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

The following table summarizes our current products and product candidate pipeline:

FemaSeed – Our Artificial Insemination Therapeutic Solution, FemVue – Our Companion Diagnostic for Tubal Evaluation and FemSperm – Our Sperm Handling Solution. FemaSeed, our FDA-cleared innovative advancement in artificial insemination is designed to enhance fertilization by precisely delivering sperm into the fallopian tube, the natural site of conception. It offers a safe, accessible and cost-effective first-line therapeutic option for infertile women, men and couples seeking pregnancy through insemination. FemaSeed offers a revolutionary alternative to intrauterine insemination (IUI), enabling healthcare professionals to expand their practice services with a more effective approach as demonstrated in the pivotal trial (NCT0468847) for low male sperm count. It serves as an affordable, less burdensome and lower-risk first step before IVF. FemaSeed is U.S. FDA-cleared and approved in Europe, UK, Canada and Israel. Our first-line therapeutic infertility solution, FemaSeed Intratubal Insemination (ITI), is complemented by our diagnostic companion product, FemVue, the first FDA-cleared product that creates natural saline and air contrast for a safe, reliable, real-time evaluation of the fallopian tubes using ultrasound. When combined with a uterine cavity assessment, it provides a comprehensive exam in the comfort of the gynecologist’s office. Since FemaSeed infertility treatment requires at least one open fallopian tube, FemVue is an essential companion diagnostic. FemVue is U.S. FDA-cleared with approvals in Europe, UK, Canada, Japan and Israel. FemVue can be used with our FDA-cleared and marketed FemCath device, which allows for selective evaluation of the fallopian tube. We believe FemVue offers significant advantages over other existing approaches, including being able to provide ultrasound evaluation of a woman’s fallopian tubes as part of an existing diagnostic infertility assessment. The FemSperm product family includes setup, insemination preparation and analysis kits, to expand our infertility portfolio and, for the first time, enable gynecologists to perform in-office sperm preparation and analysis for use with our first-step infertility treatment, FemaSeed Intratubal Insemination.

In April 2021 we received an IDE approval from the FDA that allowed us to initiate a pivotal trial for the FemaSeed device. The first subject was enrolled in July 2021. In October 2022, we announced an updated study design for the pivotal trial to focus on couples experiencing male factor infertility, an underserved patient segment. In April 2023 we received approval to sell FemaSeed in Canada. In September 2023 we announced 510(k) clearance from the FDA for FemaSeed for ITI. The clinical trial was still ongoing at the time of receiving U.S. regulatory clearance from FDA, however, the study was concluded with enrollment completed in November 2023. Topline results of the clinical trial were announced in March 2024. In November 2024, we announced a peer-reviewed publication of positive data from its pivotal trial in the Journal of Gynecology & Reproductive Medicine (JGRM), a leading journal covering gynecology and reproductive medicine. The publication entitled, “FemaSeed Directional Intratubal Artificial Insemination for Couples with Male-Factor or Unexplained Infertility Associated with Low Male Sperm Count,” includes positive data from the pivotal trial (Clinicaltrials.gov NCT04968847). The trial met its primary endpoint with a pregnancy rate per subject of 26.3% (95%CI: 13.4‒43.1%; n=10/38) and 17.5% per cycle (95%LCB: 7.6%, 95%CI: 5.7‒29.4%; n=10/57), which was significantly higher than the performance goal of 7% based on the historical control (one-sided P=0.041). Safety reports were consistent with IUI. The vast majority of subjects stated they would probably or definitely recommend FemaSeed, and investigator satisfaction was similarly high.

Targeted intratubal insemination of washed spermatozoa using the FemaSeed ITI device is a safe artificial insemination technique that demonstrated high effectiveness for couples with male-factor/unexplained infertility associated with low male sperm count. Delivery of washed spermatozoa directly into the utero-tubal ostium and fallopian tube without catheterization likely increases sperm-oocyte interaction, suggestive of improved efficiency over conventional intrauterine insemination particularly for male-factor infertility. In March 2024, we announced the first commercial use of FemaSeed. In September 2024, we announced strategic distribution partnerships for FemaSeed and FemVue in Spain. In October and December 2024 and March 2025, we announced partnerships with prominent infertility center conglomerates, Boston IVF, HRC Fertility and CNY Fertility, respectively. In August and September of 2025, we announced the availability through customized products and selected partnerships, the FemSperm family of product kits.

FemBloc – Our Permanent Birth Control Solution and FemChec – Our Companion Diagnostic for Tubal Occlusion Confirmation. FemBloc is our revolutionary first-of-its-kind non-surgical approach, which involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in a safe and natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safe and effective, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost than the surgical alternative. Our non-surgical permanent birth control solution, FemBloc, is complemented by our diagnostic companion product, FemChec, an FDA-cleared product that creates natural saline and air contrast that is delivered in a controlled manner for a safe, reliable, real-time evaluation of the fallopian tubes using ultrasound for confirmation of procedure success often by the same healthcare practitioner. Since FemBloc required that both fallopian tubes are blocked for use as permanent birth control, FemChec is an essential companion diagnostic. FemChec is U.S. FDA-cleared with approvals in Europe and Canada. FemChec can be used with our FDA-cleared and marketed FemCath device, which allows for selective evaluation of each fallopian tube. Blocked fallopian tubes are necessary for successful permanent birth control, and FemChec offers significant advantages over other existing approaches, including use of existing ultrasound.

In June 2023 we received an IDE approval from the FDA to allow us to initiate the first phase of the pivotal trial for the FemBloc system followed by a confirmation test with FemChec (Clinicaltrials.gov NCT05977751). The first subject was enrolled in August 2023. The FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial is a prospective, multi-center, open-label, single-arm study design with primary endpoint of pregnancy rate, which is to be analyzed once 401 women have relied on FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have relied on FemBloc.

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

In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. FemBloc has the potential to offer significant advantages over the only existing option, surgical sterilization (i.e., tubal ligation or “having her tubes tied”), including a significant cost savings at likely half the overall cost and a confirmation test to ensure procedure success. In October 2025, we announced the commencement of a post-market surveillance (PMS) clinical study for FemBloc, in accordance with the European Union Medical Device Regulation (EU MDR 2017/745) and supported by numerous thought leaders throughout the region. FemBloc is a procedure that can be completed in a healthcare practitioner’s office, with no anesthesia, no incisions or cannulation, no specialty skill set or capital equipment and minimal pain and recovery time, and no residual implant remaining in the patient’s body after the tissue in-growth develops. We believe there are also significant advantages over other temporary or reversible methods that women may be using in lieu of the surgical tubal ligation option, as FemBloc does not use hormones or leave a long-term implant behind. In November 2025, we announced FDA IDE approval for the final phase of the FINALE pivotal trial based on the successful completion of the initial phase of the trial. In March 2026, we announced the initiation of enrollment in this final phase.

Additional Women’s Health Solutions. Our FemCerv product, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, and Israel. FemCerv is a tissue sampling device for endocervical curettage that can be used to obtain a comprehensive sample of cervical cells and tissue circumferentially with sample containment within the device to minimize contamination. We sponsored a post-market study of FemCerv where subjects found the procedure to be relatively pain-free and the sample obtained was complete for analysis, which we believe may aid in reliable diagnosis. Our FemCerv product is utilized by gynecologists and will be a focus for our direct United States salesforce in the future as our commercial efforts remains focused on the infertility line of products.

Our Team

We are a woman-founded, woman-led biomedical company, with a team of experienced biotechnology and medical device developers. Our founder and Chief Executive Officer, Kathy Lee-Sepsick, has over 30 years of entrepreneurial and executive experience in the medical technology field with approximately 228 patents issued globally. Dov Elefant, our Chief Financial Officer, has over 30 years of experience leading public and private biotech companies throughout various stages of financing. Dr. James Liu, MD, our Chief Medical Officer, has over 40 years of practicing as a reproductive endocrinologist and expertise in medical affairs and clinical strategy development. Jeremy Sipos, our Chief Technology Officer, has over 20 years of research and development and engineering experience in the medical device industry. Our experienced leadership team with concentrated development and execution expertise has an unwavering commitment to advancing women’s health. We have raised over $170 million since inception from both institutional and strategic investors, including Medtronic and executives from leading life science companies and our initial public offering, or IPO, in June 2021.

Our Intellectual Property and Production Capabilities

We have designed and developed the proprietary methods utilized in our women’s health solutions so that they are protected by patents, know-how, and trade secrets. Each product and U.S. product candidate in our portfolio is covered by both design and utility patents in the U.S. and significant ex-U.S. markets. As of December 31, 2025, we owned 41 issued U.S. patents and 187 issued foreign patents, 15 pending U.S. patent applications and 41 pending foreign patent applications. These issued patents, and any patents granted from such applications, are expected to expire between 2026 and 2049, without taking potential patent term extensions or adjustments into account.

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

Our Strategy

Our goal is to become a global leader in women’s health providing safe and effective solutions that have the potential to disrupt and grow the market segments that they address. To achieve this goal and to contribute to our future success and growth, we are pursuing the following strategies:

Address unmet clinical needs in multiple large markets for women. Our initial focus is on critical areas of unmet need in reproductive health, which is a growing challenge for women that is not optimally addressed with existing therapies. Two ends of the spectrum (infertility treatment with artificial insemination and contraception with permanent birth control) represent large, growing total addressable market opportunities. Patients who wish to control their risk of pregnancy are often utilizing temporary or reversible options or are choosing the only permanent option that bears surgical risk and expense. We believe our FemBloc system has the potential to offer the first non-surgical, non-implant option performed exclusively in the provider’s office without the risk of general anesthesia and incisions, which would potentially allow a doctor to perform multiple procedures in the same room. We estimate that the U.S. market for the FemBloc system may be over $20 billion with an immediate addressable market of over $3 billion annually. We consider those electing surgery for permanent birth control annually to be our immediately addressable market. On the other end of the spectrum, patients who are struggling to become pregnant or are seeking assistance to become pregnant (e.g., same sex couples or single women) are often referred to highly specialized healthcare practitioners for treatment with age-old technology. We believe our FemaSeed product has the potential to offer a first-line approach with local delivery of sperm directly to the fallopian tube where conception occurs. We estimate the immediately addressable U.S. market for FemaSeed, FemVue, a companion diagnostic product, and FemSperm, for in-office handling of sperm by the gynecologist, may be over $1 billion.

Execute on our clinical program to achieve FDA approval to advance our FemBloc system for use together with FemChec, our companion diagnostic device for ultrasound confirmation, as the preferred option for permanent birth control for women. We have studied FemBloc in three earlier clinical trials, each pursuant to an FDA-approved IDE evaluating safety in 228 subjects in total. In February 2025, we announced a peer-reviewed publication of positive data from our initial clinical trials of FemBloc permanent birth control in the Journal of Gynecology & Reproductive Medicine (JGRM), a leading journal covering gynecology and reproductive medicine. The publication entitled, “FemBloc Non-Surgical Permanent Contraception for Occlusion of the Fallopian Tubes” includes positive data from three initial clinical trials (Clinicaltrials.gov NCT03067272, NCT03433911, and NCT04273594). The pregnancy rate for FemBloc subjects, who met trial eligibility and were determined bilaterally occluded after a confirmation test three months post-FemBloc was 0% (95%UCB: 0.057; n=0/51). This is significantly lower than the performance goal of 6% based on the historical control, surgical sterilization (one-sided p-value=0.0426). Safety reports were consistent with those typically observed for intrauterine transcervical procedures, with no on-going safety concerns through five years. There were no reports of serious adverse events (n=0/229). The vast majority of subjects stated they would probably or definitely recommend FemBloc, and investigator satisfaction was similarly high.

In June 2023 we received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial. In August 2023, we announced the initiation of enrollment in the first phase of the FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market. In November 2025, we announced FDA IDE approval for the final phase of the FINALE pivotal trial based on the successful completion of the initial phase of the trial. In March 2026, we announced the initiation of enrollment in this final phase.

In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. In October 2025, we announced the commencement of a post-market surveillance (PMS) clinical study for FemBloc, in accordance with the European Union Medical Device Regulation (EU MDR 2017/745) and supported by numerous thought leaders throughout the region. This PMS study is a key component of Femasys’ long-term commitment to monitor the safety and performance of its products in real‑world settings while complying with the rigorous post-market requirements introduced under the MDR framework (Annex XIV Part B).

Execute on our commercial strategy to market our FemaSeed product for use together with FemVue, our companion diagnostic, and FemSperm - our Sperm Handling Solution, as the first-line option for infertility treatment and build a commercialization infrastructure with a specialized direct sales and marketing team. In April 2023 we received approval to sell FemaSeed in Canada. In September 2023, we announced 510(k) clearance from the FDA for FemaSeed for Intratubal Insemination (ITI). We concluded the clinical trial that had been ongoing when we received 510(k) clearance from the FDA, with enrollment completed in November 2023. In March 2024, topline data were announced, followed by the data published in the Journal of Gynecology & Reproductive Medicine (JGRM) in November 2024. The publication titled, “FemaSeed directional intratubal artificial insemination for couples with male-factor or unexplained infertility associated with low male sperm count,” includes positive data from the pivotal trial (Clinicaltrials.gov NCT04968847). The trial met its primary endpoint with a pregnancy rate per subject of 26.3% (95%CI: 13.4‒43.1%; n=10/38) and 17.5% per cycle (95%LCB: 7.6%, 95%CI: 5.7‒29.4%; n=10/57), which was significantly higher than the performance goal of 7% based on the historical control (one-sided P=0.041). Safety reports were consistent with IUI. The vast majority of subjects stated they would probably or definitely recommend FemaSeed, and investigator satisfaction was similarly high. In March 2024, we announced the first commercial use of FemaSeed. In September 2024, we announced the strategic distribution partnerships for FemaSeed and FemVue in Spain. In October and December 2024 and March 2025, we announced partnerships with prominent infertility center conglomerates, Boston IVF, HRC Fertility, and CNY Fertility, respectively. FemVue is U.S. FDA-cleared with approvals in Europe, UK, Canada, Japan and Israel. In March 2024, we announced the first commercial use of FemaSeed. In September 2024, we announced the strategic distribution partnerships for FemaSeed and FemVue in Spain. In October and December 2024 and March 2025, we announced partnerships with prominent infertility center conglomerates, Boston IVF, HRC Fertility, and CNY Fertility, respectively. The FemSperm product family includes setup, insemination preparation and analysis kits, to expand our infertility portfolio and, for the first time, enable gynecologists to perform in-office sperm preparation and analysis for use with our first-step infertility treatment, FemaSeed Intratubal Insemination.

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

Penetrate the addressable markets by promoting patient and practice awareness. It is estimated in the U.S. alone over 10 million women (https://www.cdc.gov/nchs/nsfg/key_statistics/i-keystat.htm) are infertile and approximately 40-50% of all infertility is attributed to male factor (Kumar et al., 2015) likely due to the over 50% decline in male sperm count worldwide (Levine et al., 2023). Only a little over half of women proceed with some form of intervention and only a very small proportion undergo more advanced technologies. We believe the major factor that influences this light penetration of the market is the cost and burden of the existing technologies despite the familiarity of intrauterine insemination and in-vitro fertilization (IVF) as options. We intend to increase healthcare practitioner awareness through engagement and continued publication of scientific data in peer reviewed journals. Additionally, we intend to engage women and couples suffering from infertility or who wish to undergo insemination for pregnancy through direct patient outreach. On the other end of the spectrum, it is estimated in the U.S. alone, approximately 1.2 million women elect surgical tubal ligation (Martinez, 2024) and 500,000 men elect vasectomy (Ostrowski, et al., 2018) annually for permanent birth control. There are another 12 million women who utilize a non-permanent birth control option (Daniels, et al., 2020), many of whom we believe may prefer a permanent option if it were non-surgical. We believe the major factor that influences this light penetration of the market is the limitations of existing technology despite the likely familiarity of surgical tubal ligation as an option. Like our infertility portfolio, we plan to increase healthcare practitioner awareness prior to direct patient outreach.

From the outset, we spent significant time understanding the unmet needs of patients and healthcare practitioners through patient and healthcare practitioner surveys and early engagement of healthcare practitioners and key opinion leaders to properly position our solutions. We have established an initial commercial infrastructure following the clearance of our FemaSeed product. Our already commercially available FemVue device is being marketed along with the FemaSeed product to the same target healthcare practitioner: the reproductive endocrinologist. We intend to focus the significant majority of our sales and marketing efforts in North America since we believe that initially nearly 90% of the potential annual global FemaSeed/FemVue/FemSperm sales would be generated in this market. Our priority in the U.S. is to target existing FemVue customers followed by gynecologists with the new FemSperm product line in non-covered states, and reproductive endocrinologists in high volume areas. We have hired a sales force with strong expertise in gynecology, of approximately 10 sales representatives for our infertility products and plan to increase the sales force as necessary for the FemBloc system, to the target healthcare practitioner: the gynecologist. Our already commercially available FemCerv device will be marketed along with the FemBloc product to the same target healthcare practitioner: the gynecologist. In addition, we plan to continue to expand our in-house manufacturing capabilities as we scale to meet the demand and introduce new products while evaluating potential suppliers to assess the viability of outsourcing portions of our manufacturing and assembly processes to ensure significant growth, profitability and operating leverage.

Expand gynecologists’ practice capabilities by diversifying products and services to include artificial insemination with FemaSeed. There are a limited number of gynecological practices performing infertility services and treatment today, but we believe this has the potential to grow over time, in particular with the introduction of FemSperm, enabling sperm handling for use with FemaSeed. FemaSeed is designed to be an in-office infertility procedure that can be done by a gynecologist or advanced practice provider (i.e., nurse, physician assistant) as applicable using his or her existing skillset, expanding the number of gynecological practices that can offer effective fertility services to their patients without needing to refer them to an infertility specialist. We plan to use our gynecologic sales force for FemBloc, if approved, to introduce those healthcare practitioners that have adopted FemaSeed as the two product portfolios share a similar delivery platform.

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

For artificial insemination, traditional intrauterine insemination is an undirected procedure delivering sperm into the uterine cavity that has been offered for decades. IUI continues to be offered as a first-line treatment option in spite of its low success rate due to its low cost and ease, with a short learning curve and minimal equipment requirements. Although current IUI devices address the unfavorable environment sperm would encounter in the vagina and cervix by placing sperm into the uterine cavity, the biology of sperm transport is complex and of the millions of sperm inseminated in the uterus, almost all fail to reach the fallopian tubes. In contrast to the unfavorable environment of the uterus, the fallopian tubes act as a reservoir for traveling sperm and is the location of conception. Sperm count is declining at an accelerated pace globally by greater than 50% with an increasing proportion of men having sperm counts below any given threshold for sub-fertility or infertility. This substantial and persistent decline is now recognized as a significant public health concern. (Levine et al., 2023). In vitro fertilization (IVF) or intracytoplasmic sperm injection (ICSI) are highly effective treatments with reported pregnancy rates of approximately 25% for male factor infertility, however, these approaches are associated with significant cost and clinical risks (Ravitsky et al., 2019). Many infertile women and couples are unwilling to undergo treatment mostly due to financial reasons as services are provided by referral to an infertility center. IVF is extremely expensive, costing as much as $15,000 to $30,000 per IVF cycle according to Forbes Health, 2021 (with cycle effectiveness usually only around 25%), and often not covered by insurance. Genetic testing of the eggs or embryo, also known as preimplantation genetic testing (PGT), is an often optional cost up to $10,000 or more if disorders are tested. IVF/ICSI is also physically and emotionally demanding for the patient, with an increased risk of ectopic pregnancy and miscarriage. The American Society for Reproductive Medicine provided guidance (committee opinion, 2021) promoting singleton gestation to reduce the risk of multiple pregnancies. There are over ten million women in the United States known to be infertile and only approximately 200,000 IVF cycles completed per year, indicating that IVF is not a realistic solution available to most women or couples. Our FemaSeed product establishes a new category within artificial insemination: a localized, directional delivery of sperm directly into the fallopian tube (intratubal insemination), precisely where conception occurs. We believe this in-office, cost-effective solution can become a first-line treatment for infertility, specifically when male factor is involved, increasing access to infertility treatment for women, couples and the LGBTQ community. The FemSperm product line activates the gynecologist for sperm handling for use with FemaSeed, eliminating the referral to an infertility specialist.

The Reproductive Health Opportunity

There are an estimated 78 million reproductive aged women in the United States alone (World Health Organization, 2025). We intend to offer comprehensive solutions for preventing pregnancy and achieving pregnancy for women, providing cost-effective and safe solutions while avoiding surgery. During their childbearing years, most women will want to control their risk of pregnancy. Additionally, there are many women who wish to become pregnant that are unable to do so. According to a Centers for Disease Control and Prevention (CDC) report, the ability to plan when to be pregnant and how many pregnancies to initiate has been called one of the ten great public health achievements in the twentieth century. Many women, who spend an average of three years seeking to become pregnant and thirty years avoiding pregnancy, are not satisfied with the current methods for preventing unwanted pregnancies and achieving pregnancy (Guttmacher Institute, 2019).

Approximately 1.2 million women undergo surgical tubal ligation each year in the United States alone (Martinez, 2024), with an average cost of approximately $6,000 per procedure (Planned Parenthood, 2019). The total cost is estimated to be higher with the increase in surgical operating room costs. However, there are over an estimated 12 million women who remain on a non-permanent birth control option long-term (National Center for Health Statistics, 2015), which we believe is due to there being only a surgical permanent contraceptive option available to women. In addition, 500,000 men undergo a vasectomy procedure every year (Ostrowski et al., 2018). While the 1.7 million women and their partners annually who want to permanently prevent pregnancy represent our initial near-term market opportunity, we believe these numbers do not reflect the true demand for permanent birth control, as many do not want to submit to invasive surgical procedures such as vasectomies and tubal ligations. The market for female permanent birth control is large and growing, and we believe the market opportunity in the U.S. alone could expand to exceed $20 billion with a safe and effective in-office option as women shift from temporary or reversible contraceptive alternatives to more permanent solutions.

The overall decline in birth rates in the United States and globally has resulted in aging populations that present serious challenges for the global economy and economic stability. In the United States alone, it is estimated by the Centers for Disease Control and Prevention that over ten million women desire pregnancy but are unable to achieve pregnancy (National Survey of Family Growth, 2019). Only a little over half of these women proceed with some form of intervention, and only a very small proportion undergo more advanced assisted reproductive technologies such as IVF at a referral infertility center. Approximately 40-50% of infertility cases are due to a male factor (Kumar et al., 2015), which may be the result of the greater than 50% decline worldwide in male sperm count (Levine et al., 2023). Although IUI, an artificial insemination option, is the oldest technique in reproductive medicine and a well-accepted first-line treatment method for couples with unexplained infertility, mild male factor infertility, sexual dysfunction, and cervical factor infertility, its success rates remain relatively low. However, for couples with low total motile sperm count, treatment with highly effective IVF/ ICSI is advised given the comparatively reduced success rates for IUI. Alternative methods to IUI have not been advanced to meet the continuous demand for safe and effective first-line alternatives that are considerably less costly and less invasive than more advanced assisted reproductive options. No methods have been introduced to the primary gynecologists to handle the sperm required for use in artificial insemination procedures, including FemaSeed. The market for assisted reproduction is large and growing, and we believe the market in the United States alone could exceed $1 billion with a safe and effective novel first-line approach as women move to seek care for the treatment of infertility.

Clinical Development

Overview of Clinical Programs. We are developing a growing body of compelling clinical evidence for our intrauterine directional delivery products and U.S. product candidate.

Our Permanent Birth Control Solution – FemBloc and ultrasound confirmation with FemChec

Clinical Trials

In June 2023 we received FDA approval of our IDE to evaluate the safety and efficacy of FemBloc, our non-surgical, non-implant, in-office solution for permanent birth control in a pivotal clinical trial. In August 2023, we announced the initiation of enrollment in the first phase of the FINALE [Prospective Multi-Center Trial for FemBloc INtratubal Occlusion for TranscervicAL PErmanent Birth Control] pivotal trial. This prospective, multi-center, open-label, single-arm study design includes pregnancy rate as the primary endpoint, which will be analyzed once 401 women have used FemBloc for one year for permanent birth control. In addition, the study is designed as a roll-in beginning with enrollment of 50 women for a clinical readout primarily of preliminary safety data prior to enrolling the remaining subjects. An interim analysis of clinical data endpoints is planned once 300 women have used FemBloc for permanent birth control for one year. Follow-up will continue annually for five years post-market. In November 2025, we received FDA approval of our IDE for the final phase of the FINALE pivotal trial based on successful completion of the initial phase. In March 2026, we announced initiation of enrollment in this final phase.

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

In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. In October 2025, we announced the commencement of a post-market surveillance (PMS) clinical study for FemBloc, in accordance with the European Union Medical Device Regulation (EU MDR 2017/745) and supported by numerous thought leaders throughout the region. This PMS study is a key component of Femasys’ long-term commitment to monitor the safety and performance of its products in real‑world settings while complying with the rigorous post-market requirements introduced under the MDR framework (Annex XIV Part B).

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

510(k) Clearance for Intrauterine Device for Selective Tubal Evaluation

FemCath Cornual Balloon Catheter, an innovative advancement in selective tubal evaluation, designed similar to FemaSeed but for a different indication, is authorized for marketing in the U.S., Europe and Canada. A post-market study in 23 subjects (45 tubes) was conducted with the product and FemVue Saline-Air device to assess fallopian tubes selectively by infusion of saline-air contrast. 89% had contrast observed entering the proximal portion of the fallopian tube combined with sustained flow or exit into the peritoneal cavity. This is the same intended location of delivery for the FemaSeed product. There were no serious adverse events reported. We began limited market release of the FemCath product in December 2022, and it is being utilized in the pivotal trial for FemBloc, as part of the confirmation test with FemChec.

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

Our Endocervical Tissue Sampler.

Post-Market Information

FemCerv, a next generation endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared with approvals in Europe, UK, Canada and Israel. We sponsored a post-market study for FemCerv in 112 patients undergoing further evaluation of an abnormal cervical tissue result. It was observed that FemCerv provided samples were reported as adequate when evaluated histologically in 94% of the patients. Healthcare practitioners reported that 95% of the patients experienced mild or no discomfort during the FemCerv procedure and 92% of the healthcare practitioners reported the FemCerv device as easy to insert. There were no adverse events reported. We began limited market release in the U.S. in September 2022; however, the commercial efforts are currently focused on the infertility portfolio.

Manufacturing

We have developed and implemented the infrastructure required to manufacture and distribute finished medical devices, including a robust medical device quality management system, which meets the requirements of the FDA Quality System Regulation, and is certified to Medical Device Single Audit Program (MDSAP) and International Organization for Standardization (ISO) 13485:2016. We currently manufacture or assemble all products and U.S. product candidate and source components from contract suppliers. We believe that we currently have sufficient capacity to meet clinical program demands, product supply and launch requirements for the FemaSeed and FemBloc products, both in the U.S. and in select international countries, and believe that we will be able to scale up our capacity relatively quickly with modest capital investment. We believe our manufacturing capacity is sufficient to meet global market demand for our products for the foreseeable future until potential approval by the FDA for the FemBloc system. While we plan to continue manufacturing our product and U.S. product candidate, if approved or granted marketing authorization, we will consider outsourcing arrangements for certain sub-assemblies as needed as we scale our commercial production.

We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA and the ISO and quality standards supported by internal policies and procedures. Our quality assurance process monitors and maintains supplier performance through qualification and periodic supplier reviews and audits. We are required to maintain ISO 13485 certification for medical devices sold in the European Economic Area (EEA) which requires, among other items, an implemented quality system that applies to component quality, supplier control, product design and manufacturing operations. In June 2024, we announced that we received the European Union Medical Device Regulation (EU MDR) certificate for all products in the portfolio except FemBloc, demonstrating Femasys’ compliance with the highest required regulatory standards. Subsequently in March 2025 we announced receiving EU MDR for the delivery system component of FemBloc and June 2025 for the class III blended polymer component of FemBloc. In February 2026, we announced MDSAP certification for FemBloc.

We inspect, test, and assemble our products under strict manufacturing processes supported by internal policies and procedures with significant CMC and device manufacturing infrastructure. We perform our own final quality control testing of each product and U.S. product candidate, and we have complete control over all aspects of the manufacturing process and are compliant with QSR good manufacturing practice regulations applicable to our products.

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

Finally, for our products and U.S. product candidate, we utilize third-party sterilizers to ensure these single-use products are packaged and shipped sterile for use. If our current contract sterilizer(s) cannot continue to perform as agreed, we may be required to identify and contract with another third-party contract sterilizer which may incur added costs and delays in identifying and qualifying any such replacement.

Competition

The markets in which we compete are highly competitive and in limited areas are characterized by rapid and significant technological change. To compete successfully, we need to continue to demonstrate the advantages of our products and U.S. product candidate compared to both well-established and new alternative procedures, products and technologies, and convince healthcare practitioners and other healthcare decision makers of the advantages of our products and technologies.

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

Many of our competitors have access to greater resources required to develop and market a competitive product than we do. In addition, new competition and products may arise due to consolidation within the industry and other companies may develop products that could compete with our products or U.S. product candidate, and there may be product candidates in early stages of development of which we are not aware.

Sales & Marketing

FemaSeed – Our Artificial Intratubal Insemination Solution and FemSperm - our Sperm Handling Solution.

With the 510(k) clearance from the FDA and regulatory approval from Europe, UK, Canada and Israel for FemaSeed, we have recruited a direct sales force comprising approximately 10 sales representatives with strong sales backgrounds and experience in medical device sales to gynecologists for commercialization in the U.S. We intend to focus the significant majority of our direct sales and marketing efforts in North America for our infertility portfolio Secondary, we will explore distribution partners for international markets. Our initial target prior to FemSperm availability was the approximately 1,700 reproductive endocrinologists at 450 practices, who are trained and have experience performing infertility procedures. Over 50% of the practices representing approximately 60% of the assisted reproduction cycles performed are located in 8 states, and are prioritized, along with the existing FemVue customers. The introduction of the FemSperm product line expands our commercial focus to gynecologists, who are often the primary healthcare practitioners for women seeking to become pregnant. By providing a simplified sperm preparation solution designed for use within the gynecologist’s office, FemSperm has the potential to broaden access to fertility treatment earlier in the patient journey. Our initial commercialization strategy prioritizes states that do not mandate insurance coverage for in vitro fertilization (IVF), where patients may be more likely to seek lower-cost fertility treatment options prior to pursuing IVF.

We plan to engage in awareness-building activities designed to inform healthcare practitioners and patients about the clinical benefits and potential applications of our FemaSeed product in the United States. These activities are intended to increase familiarity with FemaSeed as an in-office therapeutic option for infertility treatment. Our efforts will focus initially on educating healthcare practitioners, particularly gynecologists and fertility specialists, regarding the role of FemaSeed as a potential first-line therapeutic approach for certain infertility patients and for those seeking artificial intratubal insemination as a pathway to pregnancy. We expect that increasing practitioner awareness and adoption will, in turn, support broader patient awareness and utilization. Our educational and awareness initiatives may include professional education, clinical engagement, and other programs intended to facilitate understanding of the procedure, its potential benefits, and its role within the fertility treatment pathway.

FemBloc – Our Permanent Birth Control Solution.

In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. In October 2025, we announced the commencement of a post-market surveillance (PMS) clinical study for FemBloc, in accordance with the European Union Medical Device Regulation (EU MDR 2017/745) and supported by numerous thought leaders throughout the region. This PMS study is a key component of Femasys’ long-term commitment to monitor the safety and performance of its products in real‑world settings while complying with the rigorous post-market requirements introduced under the MDR framework.

If approved, we plan to leverage our existing U.S. commercial infrastructure supporting FemaSeed to introduce FemBloc to gynecologists who perform infertility evaluation and treatment. We expect to expand our direct sales organization in the United States and recruit representatives with experience in medical device sales and, where possible, established relationships with gynecologists. Our commercial efforts will focus primarily on North America, while we continue to utilize distribution partners for international markets. Through our direct sales organization, we plan to target approximately 40,000 gynecologists in the United States who perform gynecologic procedures and provide family planning services. Over 60% of practices representing more than 60% of reproductive-aged women are located in 13 states, which we intend to prioritize.

Based on our clinical experience to date, we believe healthcare practitioners experienced in intrauterine procedures, such as IUD placement, will require minimal training to start utilizing the FemBloc system, similar to our experience with our FemaSeed product. Additional sonographic training may be required for the healthcare practitioners or sonographers performing the ultrasound confirmation test. Based on our clinical experience to date, we believe the healthcare practitioners and sonographers will require minimal training and it can be accomplished largely through online training program. Those with FemVue experience will require minimal training for the confirmation test. We expect to begin building our sales organization in advance of potential FDA approval of the product candidate in the U.S.

We plan to conduct awareness education initiatives, highlighting the benefits of our FemBloc system in jurisdictions where we are approved to market. These activities are intended to increase familiarity among healthcare practitioners and patients with FemBloc as the first non-surgical, non-implant option for permanent birth control.

Reimbursement

In the United States, we anticipate deriving the majority of our revenue from the sale of products in our infertility portfolio, including the FemaSeed, FemVue, and FemSperm products, to gynecologists and infertility specialists. Fertility-related procedures are frequently paid directly by patients, as insurance coverage for infertility services varies significantly by state and by payor. As a result, providers commonly bill patients directly for procedures and associated products, including FemaSeed and FemVue. The prevalence of cash-pay fertility services may facilitate adoption of new procedures and technologies that offer alternative treatment options within the physician’s office setting. In some cases, when patients have applicable insurance coverage, providers may seek reimbursement from third-party payors such as private insurance companies and health maintenance organizations.

When third-party payors are involved in the United States, healthcare practitioners typically identify the procedure or service for reimbursement using Current Procedural Terminology (CPT) codes, which are a five-digit alphanumeric codes and maintained by the American Medical Association (“AMA”) and used for reporting and billing medical procedures. Long-established procedures, such as intrauterine insemination, have recognized CPT codes that facilitate billing and reimbursement. Newer procedures may initially lack established CPT codes, which can make reimbursement less straightforward even when coverage may be available. In February 2026, the AMA approved a new Category III CPT code for the FemaSeed procedure, which is expected to become effective in January 2027. Category III CPT codes are used to track emerging technologies and procedures and may support future reimbursement discussions with payors.

Outside of the United States, reimbursement processes vary significantly by country and region. In markets operating under single-payor healthcare systems, direct patient payment may still occur for fertility procedures where public healthcare budgets limit the number of fertility treatments covered. Reimbursement may therefore be obtained from a variety of sources, including government-sponsored insurance plans, private health insurance plans, or direct patient payment, depending on the applicable healthcare system.

In the United States, if approved, we expect to derive revenue from the sale of our FemBloc system primarily through gynecology practices performing in-office permanent contraception procedures. Providers typically seek reimbursement from third-party payors, including Medicare, Medicaid, private insurance companies, health maintenance organizations, and other healthcare-related organizations. Any portion of the procedure costs not covered by third-party payors, such as deductibles or co-payments, may be billed directly to the patient by the provider. As a permanent contraceptive method, we expect the FemBloc procedure may be eligible for coverage under the contraceptive coverage provisions of the Affordable Care Act (“ACA”), which require most health insurance plans to cover contraceptive services without patient cost-sharing when provided by an in-network provider.

Following potential regulatory approval, we intend to pursue Category I Current Procedural Terminology (“CPT”) codes for the FemBloc procedure. Physician reimbursement under Medicare is generally determined by the Medicare Physician Fee Schedule, where payment levels reflect the relative value assigned to the service performed in the physician office setting. We believe the clinical data generated from our FemBloc program will support our efforts to obtain appropriate coding and reimbursement. We also believe that the development of coding for our FemaSeed infertility procedure, which utilizes a similar catheter-based intrauterine delivery platform, may support familiarity with related procedures using our technology. This shared procedural platform may help facilitate physician adoption and reimbursement discussions for procedures within our women’s health product portfolio.

Outside the United States, reimbursement levels vary significantly by country and region, particularly depending on whether the country or region utilizes a single-payor healthcare system. Annual healthcare budgets in single-payor systems often determine the number of permanent birth control procedures funded in any given year. Reimbursement may be sourced from government-sponsored health programs, private insurance plans, or combinations of both. In some countries or regions, additional clinical data collection may be required, such as post market study data, before coverage and reimbursement are granted for our FemBloc system. We intend to work with payors in select countries and regions to pursue appropriate coverage and reimbursement approvals where economically viable.

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

As of December 31, 2025, we owned 41 issued U.S. patents and 187 issued foreign patents, 15 pending U.S. patent applications and 41 pending foreign patent applications. Our patent portfolio includes both utility and design patents and patent applications, both in the U.S. and overseas. Issued patents have a limited term for enforcement, and the termination dates differ for utility and design patents, and from country to country. Expirations of our earlier-filed patents in the US or overseas are anticipated by several strategies. Some earlier-filed design patents were directed to devices that are no longer used or marketed. Design patents with shorter enforcement periods generally have existing utility patents, still in enforcement periods, that continue to protect the subject matter of the device. Additionally, earlier-filed utility patents may reach their termination dates, but these patents recite devices or methods of using the devices that have been supplanted by patents and patent applications for improved devices and methods of using the improved devices prior to the expiration dates earlier-filed utility patents. As part of the evolving products offered by us, products covered by utility patents that have expiration dates in the next two to three years, which generally covered the first generation devices, are being replaced by improved devices that are now protected by issued patents and patent applications, and design and manufacture efforts have developed improved devices that can be protected in a similar manner. These issued patents, and any patents granted from such applications, are expected to expire between 2025 and 2046, without taking potential patent term extensions or adjustments into account. We believe that the patents expiring in 2025 are not material to our business.

In the United States, our controlled delivery FemBloc patent portfolio includes two patent families. They include granted utility and design patents providing protection until at least 2028 and 2039, excluding any eligible patent term adjustments and extensions. One family includes design patents issued in the US and internationally. The utility patent family covering FemBloc for female permanent birth control includes multiple issued and pending US and foreign patents and applications, with an anticipated expiration of at least 2039. Our blended polymer composition patent portfolio includes one patent family. The patent family includes granted utility patents providing protection until at least 2038, and pending utility patent applications in the US and internationally.

Our FemaSeed patent portfolio includes one patent family. The patent family includes granted utility and design patents providing protection until at least 2034 and 2042. We believe that the patents expiring in 2026 are not material to our business. In January 2025, we announced a new U.S. patent covering use of FemaSeed for female infertility treatment with an anticipated expiration 2042 at the earliest.

Our FemVue patent portfolio includes five patent families, including granted utility and design patents providing protection until at least 2026 and 2028. We believe that the patents expiring in 2026 are not material to our business. The two utility patent families include pending patent applications, which if granted, could result in patents expiring in 2028, plus any eligible patent term adjustments and extensions. Our FemVue Mini patent portfolio includes two patent families. The two patent families include granted design patents providing protection until at least 2034 and 2049. The utility patent family includes two pending patent applications, which if it provides the priority for a granted patent, could result in patents expiring at least in 2045, plus any eligible patent term adjustments and extensions.

Our FemChec patent portfolio includes five patent families. The five patent families include granted utility and design patents providing protection until at least 2026, 2028, 2029, 2032, and 2046. The utility patent family includes issued patents and pending patent applications expiring in 2028 and 2031.

Our FemCerv patent portfolio includes two patent families. The two patent families include granted utility and design patents providing protection until at least 2027, 2032, and 2033. The utility patent family includes a pending patent application, which if granted, could result in a patent expiring in 2033.

Our FemEMB patent portfolio includes one patent family. The patent family includes granted utility patents providing protection until at least 2033. The utility patent family includes a pending patent application, which if granted, could result in a patent expiring in 2033.

Our syringe lock patent portfolio includes two patent families. The patent families include granted design patents, in the U.S. and internationally, providing protection until at least 2038 and 2044, and one pending design application, that if granted, could result in a patent expiring in 2038 and later.

Our Varilock patent portfolio includes two patent families, including pending utility and design patent applications that if granted, could result in a patent expiring in 2048.

Our FemCath patent portfolio includes one patent family, including a design patent that expires in 2026, plus any eligible patent term adjustments and extensions.

There can be no assurance that a pending patent application will be granted. Our material international patents and patent applications include granted design and utility patents, as applicable, with similar overview detail as with the U.S. patent application, including in Canada, China, Hong Kong, European Union, India, Japan, South Korea and Brazil.

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

Under the Food and Drug Administration Safety and Innovation Act (FDASIA), the FDA is required to issue an order classifying the device within 120 days following receipt of the de novo request, but in practice the time for FDA review of de novo classification requests is significantly longer. Under the Food and Drug Administration Reauthorization Act (FDARA), Congress implemented user fees for de novo classification requests and the FDA committed to performance goals for their review. If the manufacturer seeks de novo classification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may decline the de novo classification request if it identifies a legally marketed predicate device, or determines that general controls or general and special controls are insufficient to provide reasonable assurance of safety and effectiveness of the device, or that the probable benefits of the device do not outweigh the probable risks. Devices that are classified into class I or class II in response to a de novo classification request may be marketed and used as predicates for future pre-market notification 510(k) submissions.

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

FDA regulations require us to register as a medical device manufacturer with the FDA. Additionally, the California Department of Health Services, or CDHS, requires us to register as a medical device manufacturer within the state. Our manufacturing processes are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. As a manufacturer, our facilities, records and manufacturing processes are subject to periodically scheduled or unscheduled inspections by the FDA and the CDHS. Our failure to maintain compliance with the QSR could result in the shutdown of, or restrictions on, our manufacturing operations and the recall or seizure of our products. We have undergone and expect to continue to undergo regular QSR inspections in connection with the manufacture of our products at our facilities. Further, the FDA requires us to comply with various FDA requirements regarding labeling and promotion. Failure by us or by our suppliers to comply with applicable regulatory requirements can result in enforcement action by the FDA or state authorities, which may include any of the following sanctions:

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

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. Under the MDR, manufacturers are also required to implement post-market surveillance activities, including post-market clinical follow-up (PMCF), to collect and evaluate clinical data on the performance and safety of devices once they are placed on the market. These activities may include the collection of real-world clinical data to confirm the continued safety and performance of the device and to support the ongoing clinical evaluation required under the MDR. To commercialize medical devices in the EU, we must obtain and maintain a CE marking demonstrating compliance with the MDR.

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

Federal Physician Payments Sunshine Act

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually with certain exceptions to CMS information related to payments or other transfers of value made to a healthcare practitioner or teaching hospital, or to a third party at the request of a healthcare practitioner or teaching hospital, and requires applicable manufacturers and group purchasing organizations to report annually to CMS ownership and investment interests held by healthcare practitioners and their immediate family members. Beginning in 2022, applicable manufacturers are also required to report information regarding payments and transfers of value provided to advanced practice providers, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists and certified nurse-midwives.

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

Employees and Human Capital Resources

As of December 31, 2025, we employed 51 full-time employees and 3 part-time employees. None of our employees are represented by a collective bargaining agreement and we have never experienced a work stoppage. We believe our employee relations are good.

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

Facilities

We produce all of our products and U.S. product candidate in-house at our facility in Suwanee, Georgia which, together with our research and development, controlled environment room and office space, currently totals approximately 41,000 square feet. We believe that our Georgia facility meets our current needs and that suitable additional alternative spaces will be available in the future on commercially reasonable terms.

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

We have incurred net losses since our inception and expect to continue to incur losses for the foreseeable future. For the years ended December 31, 2025 and December 31, 2024, we had net losses of $18,627,887 and $18,816,628, respectively. As of December 31, 2025, we had an accumulated deficit of $145,826,144. Based on our current operating plan, our current cash and cash equivalents, which includes approximately $0.4 million we raised subsequent to year end, and revenue are expected to be sufficient to fund our ongoing operations into the third quarter of 2026. Our estimate as to how long we expect our existing cash and cash equivalents and revenue to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate, and we may need to seek additional funds sooner than planned.

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

We expect that our operating expenses will continue to increase as we continue to build our infrastructure, develop, enhance and commercialize new products and incur additional operational costs associated with being a public company. As a result, we expect to continue to incur operating losses for the foreseeable future and may never achieve profitability. Furthermore, even if we do achieve profitability, we may not be able to sustain or increase profitability on an ongoing basis. If we do not achieve or sustain profitability, it will be more difficult for us to finance our business and accomplish our strategic objectives, either of which would have a material adverse effect on our business, financial condition and results of operations and cause the market price of our common stock to decline. Our current cash position and anticipated revenue are not sufficient to fund our operations through U.S. regulatory approval of FemBloc, our primary product candidate. Completing the FINALE pivotal trial and filing a PMA with the FDA will require us to raise substantial additional capital. The amount and timing of that additional capital requirement will depend on, among other things, the pace of enrolment in the pivotal trial, the cost of our research and development activities, and the timing of any FDA advisory feedback. If we are unable to raise sufficient additional capital when needed, whether through equity offerings, debt financing, or strategic collaboration, we may be required to delay, reduce or cease our clinical development activities, which would materially harm our ability to pursue U.S. commercialization of FemBloc. In addition, failure of our FemBloc solution to be approved to market, or to significantly penetrate existing or new markets with our products would negatively affect our business, financial condition, and results of operations.

We need substantial additional funding and may be unable to raise capital when needed, which could force us to delay or reduce our commercialization efforts or product development programs.

Based on our current operating plan, our current cash, cash equivalents and revenue are expected to be sufficient to fund our ongoing operations into the third quarter of 2026. However, we have based these estimates on assumptions that may prove to be incorrect, and we could spend our available financial resources much faster than we currently expect. Any future funding requirements will depend on many factors, including:

•
The initiation, scope, rate of enrollment, progress, success, and cost of our current or future clinical trials;
•
The cost of our research and development activities;
•
Patient, healthcare practitioner and market acceptance of our intratubal insemination product and permanent birth control system women-specific medical product solutions;
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

Our ability to raise capital through equity offerings is currently subject to significant structural constraints. In July 2025, we filed a shelf registration statement on Form S-3 pursuant to which we may offer and sell up to $150 million in common stock, debt securities, and warrants. However, because our public float is currently below $75.0 million, we are subject to the limitations imposed by Instruction I.B.6 to Form S-3, commonly referred to as the "baby shelf" rule. For so long as our public float remains below $75.0 million, we may not sell more than the equivalent of one-third of our public float in any 12 consecutive months pursuant to a shelf registration statement, including through our at-the-market offering facility with Piper Sandler & Co. In December 2025, we filed a new prospectus pursuant to which we may sell up to $9.8 million under the at-the-market facility, subject to those baby shelf limitations.

While we also have access to additional potential sources of capital (including the Any Market Purchase Agreement with Alumni Capital LP, pursuant to which we may sell up to an aggregate of $10 million in shares of common stock, and the three series of warrants to purchase up to an aggregate of 49,135,689 shares of common stock issued in connection with our November 2025 financing), we cannot guarantee that those facilities will be utilized or sufficient to meet our funding needs. Sales under the at-the-market facility and the Alumni agreement are subject to market conditions and trading volume limitations. Until our public float exceeds $75.0 million, our available shelf capacity will remain constrained, and we may be unable to raise capital quickly or in sufficient amounts to meet our operating requirements. If we are unable to access additional funding on acceptable terms, we may need to delay, significantly modify or cease our clinical and commercial activities.

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

There are risks associated with our convertible notes and warrants that could adversely affect our business and financial condition.

In November 2025, we issued $12 million senior secured convertible notes, convertible into shares of common stock at a conversion price of $0.73 per share. The convertible notes accrue interest at a rate of 8.5% per annum, payable annually in kind (“PIK”) by increasing the principal balance outstanding. The 2025 Notes mature in November 2035, unless earlier converted or redeemed. There are no assurances that that we will have sufficient funds available to satisfy the payment due under our convertible notes at maturity, or that the holders will elect to convert the convertible notes into shares of our common stock.

The convertible note purchase agreement provides for standard and customary events of default, such as our failing to make timely payments and failing to timely comply with the reporting requirements of the Exchange Act. The convertible notes also contain customary affirmative and negative covenants, including limitations on incurrence of indebtedness, acquisition and investment transactions, the existence of liens, the repayment of indebtedness, the payment of cash in respect of dividends, distributions or redemptions, and the transfer of assets. Our cash flow may not be sufficient to allow us to pay the principal and accrued interest at maturity in November 2035. Our ability to make these payments depends on a number of factors, including our operating performance, competitive developments and financial market conditions, all of which are significantly affected by financial, business, economic, and other factors, many of which we are not able to control. The level of our indebtedness under the convertible notes could have other important consequences, including the following:

•     We may need to use a substantial portion of our cash flow from operations to pay interest and principal on the convertible notes, which would reduce funds available to us for other purposes such as product development and operations;

•    If we do not have sufficient cash to pay the principal and accrued interest on the convertible notes at maturity, we may be unable to refinance such indebtedness on terms favorable to us or at all;

•    Conversion of the convertible notes could result in significant dilution of our common stock and cause the market price of our common stock to decline.

Our capital structure gives rise to a significant and compounding risk of dilution to existing stockholders. The outstanding principal amount of the 2025 Notes at issuance is convertible into approximately 16,378,563 shares of common stock. As noted above, the 2025 Notes accrue PIK interest at a rate of 8.5% per annum, by increasing the principal balance outstanding annually. This means the outstanding principal balance on which conversion shares are calculated will increase by approximately $1,020,000 in the first year, with further compounding in each subsequent year through maturity in November 2035. Over the ten-year term of the 2025 Notes, the cumulative effect of PIK interest compounding could result in the 2025 Notes being convertible into a materially greater number of shares than the 16,378,563 currently contemplated.

In connection with the November 2025 financing, we also issued three series of warrants to purchase an aggregate of 49,135,689 shares of our common stock at exercise prices ranging from $0.81 to $1.10 per share. These warrants are immediately exercisable and, in the case of the Series A-1 Warrants, expire ten years from the date of issuance.

Taken together, if the 2025 Notes were fully converted at the current conversion price and all three series of warrants issued in connection with the November 2025 financing were exercised in full, the aggregate number of shares issuable would be approximately 65,694,606, representing a substantial increase from the 59,602,787 shares of common stock outstanding as of December 31, 2025. This dilution could be further compounded by: (i) future issuances under our at-the-market offering facility; (ii) issuances under the Alumni Capital Any Market Purchase Agreement; and (iii) the exercise of the remaining 26,280,425 warrants outstanding, including pre-funded warrants, from our prior financings.

Any such dilution could cause the market price of our common stock to decline significantly. Investors should be aware that conversion of the 2025 Notes and exercise of the warrants are entirely at the election of the holders (or in the case of certain forced conversion and forced exercise provisions, at our election or automatically upon specified events), and that we cannot predict when or whether any such events will occur. We cannot assure you that the holders will not elect to convert or exercise their instruments at times that are disadvantageous to existing stockholders, including at times when we may be seeking to raise additional equity capital.

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

Other factors that may cause fluctuations in our quarterly and annual results include:

•
Patient and healthcare practitioner adoption of our FemBloc system, if approved to market in the U.S.;
•
Patient and healthcare practitioner adoption of our FemaSeed product in the U.S.;
•
Changes in coverage policies by third-party payors that affect the U.S. reimbursement of procedures using our products;
•
Unanticipated pricing pressure;
•
The hiring, retention and continued productivity of sales representatives for domestic commercial team;
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

We have received deficiency notices from Nasdaq relating to our non-compliance with Nasdaq's continued listing requirements and our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

On May 19, 2025, we received a written notice from Nasdaq that for the preceding 30 consecutive business days, the Market Value of Listed Securities ("MVLS") for our common stock was below the minimum $35.0 million requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2). We also did not meet either of the alternative continued listing standards under Nasdaq Listing Rule 5550(b): (i) stockholders' equity of at least $2.5 million or (ii) net income of $500,000 in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Following the completion of our August 2025 financing and subsequent warrant exercises, we determined that our stockholders' equity as of October 15, 2025 would have been approximately $5.2 million on a pro forma basis, meeting the minimum $2.5 million stockholders' equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1). As reported on our Form 8-K filed October 21, 2025, Nasdaq determined that we comply with Nasdaq Listing Rule 5550(b)(1). However, if we fail to evidence continued compliance upon filing of this Annual Report on Form 10-K or any subsequent periodic report, we may again be subject to a deficiency determination and potential delisting proceedings.

On July 16, 2025, we received a notice from Nasdaq that our common stock had failed to maintain a minimum closing bid price of $1.00 per share for 30 consecutive business days and that we therefore did not comply with Nasdaq Listing Rule 5550(a)(2) (the "Minimum Bid Price Requirement"). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we had 180 calendar days, or until January 12, 2026, to regain compliance. We did not regain compliance during that initial period.

On January 12, 2026, we submitted a request to Nasdaq for a 180-day extension, advising Nasdaq that we had demonstrated more than $5 million in stockholders' equity as of December 31, 2025 and providing notice of our intention to cure the deficiency during the extended compliance period by effecting a reverse stock split, if necessary. On January 13, 2026, Nasdaq granted us a second 180-day extension through July 13, 2026 to regain compliance with the Minimum Bid Price Requirement. This is the final compliance period available to us under Nasdaq's rules. If we do not regain compliance by July 13, 2026, our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq's rules permit us to appeal that determination to a hearings panel, although no assurance can be given that any such appeal would be successful. We intend to continue actively monitoring the closing bid price of our common stock and will consider all available options to regain compliance, including effecting a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement by July 13, 2026, maintain compliance with the stockholders' equity requirement, or remain in compliance with other Nasdaq listing rules. If our common stock is delisted, it could have a material adverse effect on the price and liquidity of our common stock and our ability to raise additional capital.

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

Delays or failures in planned site initiation and/or subject enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our U.S. product candidate or could render further development impossible. In addition, we rely on clinical trial sites to ensure timely conduct of our clinical trials and, while we have entered into agreements governing their services, we are limited in our ability to compel their actual performance.

Our current U.S. product candidate, FemBloc is in late-stage of development. Our U.S. product candidate may fail in development or suffer delays that adversely affect its commercial viability. If we fail to obtain or maintain FDA approval to market and sell our FemBloc our business will be materially harmed.

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

In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. In February 2026, we announced MDSAP certification for FemBloc.

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

We have established a direct sales organization with technical expertise in supporting commercial capabilities to market FemaSeed in the U.S. This is expensive and time-consuming. In addition, we may not be able to hire a sales force that is sufficient in size or has adequate expertise in the medical markets that we target. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely affect the commercialization of FemaSeed and other products and our U.S. product candidate.

Maintaining third-party relationships for these purposes will impose significant added responsibilities on members of our management and other personnel. We must be able to effectively manage our development efforts, recruit and train sales and marketing personnel, effectively manage our participation in the clinical studies in which our U.S. product candidate and any future product candidates are involved and improve our managerial, development, operational and finance systems, all of which may impose a strain on our administrative and operational infrastructure. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our products.

We are significantly dependent on the FDA’s permission to market our FemBloc system, as well as market acceptance in the United States for it, and our failure to receive FDA authorization to market the FemBloc system or the failure of it to gain such market acceptance would negatively impact our business.

Since our inception, we have devoted significant efforts to the development of our intrauterine delivery technology that is the basis for our FemBloc system. We have not yet received authorization from the FDA to market and sell the FemBloc system in the United States. However, we will incur costs, including costs to build our sales force for commercialization of our other products, in anticipation of potential FDA authorization to market FemBloc. Our FDA-cleared FemaSeed product are different than what we anticipate for our FemBloc system, the sales force we are currently building for our FemaSeed product primarily targets gynecologists to perform infertility evaluation and treatment, followed by infertility specialists. These same gynecologists are expected to represent the primary target providers for the FemBloc system, if approved. As a result, we expect to continue expanding the sales organization currently supporting FemaSeed to address the broader gynecology market and support commercialization of both products. If FemBloc is authorized for marketing, we will need to maintain and support commercialization activities for multiple products simultaneously.

If we are unable to obtain authorization from the FDA to market and sell this system in the United States, or if the product fails to achieve significant market acceptance in the United States, our results of operations could be adversely affected as the United States is expected to represent a principal market for this product. Further, because we are incurring costs prospectively in advance of FDA authorization, we may be unable to recoup these investments if the U.S. product candidate is not authorized for marketing by the FDA. While we currently market other commercial products, their revenues remain limited. Accordingly, if we are unsuccessful in commercializing the FemBloc system or are unable to market the FemBloc system as a result of a quality problem, failure to maintain or obtain regulatory marketing authorizations, unexpected or serious complications or other unforeseen negative effects related to this system or the other factors discussed in these risk factors, we would lose an additional source of revenue, and our business will be materially adversely affected.

In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. In February 2026, we announced MDSAP certification for FemBloc.

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

We are currently seeking PMA approval for our permanent birth control solution. In order to obtain PMA approval for the FemBloc system, we must conduct a well-controlled clinical trial designed to assess the safety and effectiveness of the U.S. product candidate. Conducting clinical trials is a complex and expensive process, can take many years, and outcomes are inherently uncertain. We incur substantial expense for, and devote significant time to, clinical trials but cannot be certain that the trials will ever result in commercial revenue. We may experience significant setbacks in the clinical trial, even after earlier clinical trials showed promising results, and failure can occur at any time during the clinical development process. Any of our products may malfunction or may produce undesirable adverse effects that could cause us, institutional review boards or IRBs, or regulatory authorities to interrupt, delay or halt clinical trials. We, IRBs, the FDA, or another regulatory authority may suspend or terminate the clinical trial at any time to avoid exposing trial participants to unacceptable health risks.

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

In addition, we may estimate and publicly announce the anticipated timing of the accomplishment of various clinical, regulatory and other product development goals, which are often referred to as milestones. These milestones could include the submission to the FDA of an IDE application to commence a clinical trial for a new product candidate; the enrollment of patients in clinical trials; the release of data from clinical trials; regulatory submissions and decisions, compliance with regulatory requirements in jurisdictions where we market our products, including the European Union, and other clinical and regulatory events; and the obtainment of the right to affix the CE mark in the European Union. The actual timing of these milestones could vary dramatically compared to our estimates, in some cases for reasons beyond our control. We cannot assure you that we will meet our projected milestones and if we do not meet these milestones as publicly announced, the commercialization of our products may be delayed and, as a result, our stock price may decline.

Clinical trials are necessary to support PMA applications, certain de novo classification requests, and certain 510(k) pre-market notifications and may be necessary to support PMA supplements or subsequent 510(k) submissions for modified versions of our marketed devices. This would require the enrollment of large numbers of suitable subjects, which may be difficult to identify, recruit and maintain as participants in the clinical trial. The earlier clinical studies for FemBloc involved 228 subjects and supported the IDE for the new pivotal trial, which will be the basis for the PMA application for our FemBloc system. Adverse outcomes in the IDE approved pivotal trial or post-approval studies could also result in restrictions or withdrawal of approval of the PMA. We will likely need to conduct additional clinical trials in the future for the approval of the use of our products in some foreign countries. Clinical testing is difficult to design and implement, can take many years, can be expensive and carries uncertain outcomes. The initiation and completion of any of these studies may be prevented, delayed, or halted for numerous reasons. We may experience a number of events during the conduct of our clinical trials that could adversely affect the costs, timing or successful completion, including:

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

In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. In February 2026, we announced MDSAP certification for FemBloc.

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
•
perceived inadequacy of evidence supporting clinical benefits, safety or cost-effectiveness of our products’ existing alternatives;
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

With respect to FemaSeed, we intend to focus our sales, marketing and training efforts initially on reproductive endocrinologist physicians with expansion to gynecologists who are often the initial point of contact for patients with infertility needs with the availability of FemSperm. We believe that educating healthcare practitioners in these disciplines and other medical professionals about the clinical merits and patient benefits of our artificial insemination solution is an element of increasing the adoption of our FemaSeed product. If additional healthcare practitioners or other medical professionals do not appreciate and recommend our FemaSeed product for any reason, including those listed above, our ability to execute our growth strategy will be impaired, and our business may be adversely affected.

If we are unable to achieve and maintain adequate levels of coverage or reimbursement for our permanent birth control solution or any other products we seek to commercialize, our commercial success may be severely hindered.

The primary customers for our products are gynecological physicians, related healthcare professionals, and women’s healthcare provider organizations. Our customers typically bill various third-party payors to cover all, or a portion, of the costs and fees associated with the procedures in which our products are used and bill patients for any deductibles or co-payments. Limited third-party payors provide infertility coverage with patient cash pay as often required for treatment and similar services. Under the Patient Protection and Affordable Care Act, as amended by the Health Care and Education and Reconciliation Act, most private health insurance plans are required to cover contraceptive-related procedures. If there are changes to the ACA related to contraceptive coverage, any reduction in the reimbursements our customers receive could make it more difficult for them to choose, or adopt, our FemBloc system and could create additional pricing pressure for us. If we are forced to lower the price we charge for our product, our gross margins will decrease, which could have a material adverse effect on our business, financial condition and results of operations and impair our ability to grow our business.

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

We manufacture and assemble components for our products and U.S. product candidate, and a loss or degradation in the performance of our manufacturing capabilities could have a material adverse effect on our business, financial condition and results of operations.

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

We have only limited supply arrangements in place with respect to certain components of our manufacturing process, and these arrangements do not extend to full commercial supply. We acquire certain key materials on a purchase order basis. As a result, we do not have long-term committed arrangements with respect to certain of the materials for our products and U.S. product candidate and other materials. If we obtain marketing approval, grant or clearance for our U.S. product candidate, we will need to establish an agreement for the commercial manufacture of certain key materials with a third party.

In addition, we are dependent on a sole supplier for certain components of our manufacturing process. Our current dependence on a single supplier for these components and the challenges we may face in obtaining adequate replacements involve several risks, including limited control over pricing, availability, quality and delivery schedules. Even if we are able to replace any raw materials or other materials with an alternative, such alternatives may cost more, result in lower yields or not be as suitable for our purposes. In addition, some of the materials that we use to manufacture our U.S. product candidate are complex materials, which may be more difficult to substitute. Therefore, any disruptions arising from our sole suppliers could result in delays and additional regulatory submissions. Our current and anticipated future dependence upon others for the manufacture of certain components of our product candidates or products may adversely affect our business, financial condition and results of operations.

Moreover, we rely on third-party sterilizers to effectively sterilize our products and U.S. product candidate and failure of any third-party sterilizer could result in safety risks associated with our products and U.S. product candidate and could result in patient or study subject injuries which could expose our company to product liability claims and actions. Contract sterilizers are inspected by the FDA and may be inspected by foreign regulatory authorities. Additionally, the closures and potential closures of facilities that use ethylene oxide to sterilize medical devices prior to their use may create delays or interruptions in the supply chain for our products and U.S. product candidate. Any compliance failures at any contract sterilizers we may contract with for sterilization of our products and U.S. product candidate also could create supply chain delays and interruptions and may require that we identify and contract with alternative contract sterilizers which we may not be able to do timely or on terms favorable to us. Any failures in the performance of our contract sterilizers may adversely affect our business, financial condition and results of operations.

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

We have limited experience marketing and selling our women-specific medical products. We currently sell primarily our FemaSeed. FemVue, and FemSperm products through a direct effort in the U.S., that targets healthcare practitioner gynecologists and reproductive endocrinologists. We offer healthcare practitioners online training and new customer support and utilize various direct-to-patient marketing initiatives, including social media, a healthcare practitioner locator on a patient website, and online videos. As of December 31, 2025, we have 13 employees exclusively involved in our sales and marketing efforts. Our operating results are directly dependent upon the efforts of these employees.

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

In the course of conducting our business, we must adequately address quality issues that may arise with our artificial insemination product, permanent birth control system, and women-specific medical product solutions, including defects in third-party components included in our products. Although we have established internal procedures designed to minimize risks that may arise from quality issues, there can be no assurance that we will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition, even in the absence of quality issues, we may be subject to claims and liability if the performance of our products do not live up to the expectations of healthcare practitioners or patients. If the quality of our products do not meet the expectations of healthcare practitioners or patients, then our brand and reputation with those healthcare practitioners or patients, or our business, financial condition and results of operations could be adversely affected.

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

As of December 31, 2025, we had 51 full-time employees, 3 part-time employees and 35 consultants. As our development and commercialization plans and strategies develop, we expect to need additional managerial, operational, sales, marketing, financial and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•
identifying, recruiting, integrating, maintaining and motivating additional employees;
•
managing our internal development efforts effectively, including the clinical and FDA application preparation for our U.S. product candidate, while complying with our contractual obligations to contractors and other third parties; and
•
improving our operational, financial and management controls, reporting systems and procedures.

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

We currently rely, and for the foreseeable future will continue to rely, in substantial part on certain independent organizations, advisors and consultants to provide certain services, including substantially all aspects of legal and compliance, regulatory marketing authorization, clinical trial management and manufacturing. There can be no assurance that the services of independent organizations, advisors and consultants will continue to be available to us on a timely basis when needed, or that we can find qualified replacements. In addition, if we are unable to effectively manage our outsourced activities or if the quality or accuracy of the services provided by consultants is compromised for any reason, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval of our U.S. product candidate or otherwise advance our business. There can be no assurance that we will be able to manage our existing consultants or find other competent outside contractors and consultants on economically reasonable terms, or at all.

If we are not able to effectively expand our organization by hiring new employees and expanding our groups of consultants and contractors, we may not be able to successfully implement the tasks necessary to further develop and commercialize our products and potentially commercialize our U.S. product candidate and, accordingly, may not achieve our research, development and commercialization goals.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used in connection with our commercialization efforts for our products, our clinical development program and following approval of our U.S. product candidate, if any. Social media practices in the biomedical industry continue to evolve and regulations and regulatory guidance relating to such use are evolving and not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us, along with the potential for litigation related to off-label marketing or other prohibited activities and heightened scrutiny by the FDA, the SEC and other regulators. For example, patients may use social media channels to comment on their experience in an ongoing clinical trial or to report an alleged adverse event. If such disclosures occur, there is a risk that trial enrollment may be adversely impacted, that we may fail to monitor and comply with applicable adverse event reporting obligations or that we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our U.S. product candidate. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us or the products we are marketing or developing on any social networking website. In addition, we may encounter attacks on social media regarding our company, management, product candidates or products. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions or incur other harm to our business.

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

Our strategy is dependent on obtaining regulatory approval of our FemBloc system. In the United States, before we can market a new medical device, or a new use of, certain new claims for, or significant modifications to an existing product, we must first receive either clearance under Section 510(k) of the Federal Food, Drug, and Cosmetic Act, or the FDCA, de novo classification under Section 513(f) (2) of the FDCA, or approval of a PMA from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, a device that was de novo classified under section 513(f)(2) of the FDCA, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence demonstrations. The de novo classification process provides a pathway to classify novel medical devices for which general controls alone, or general and special controls, provide reasonable assurance of safety and effectiveness for the device with the proposed intended use, but for which there is no legally marketed predicate device. A de novo classification is a risk-based classification process through which devices are classified into class I or class II. Devices classified in response to a de novo classification request may be marketed and used as predicates for future pre-market notification 510(k) submissions. In the process of obtaining PMA approval, which is required for our FemBloc system, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. Modifications to products that are approved through a PMA application generally require FDA approval.

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

In the United States, we are currently seeking approval of our permanent birth control system through the PMA pathway. Even if the PMA is approved, any future modification to our permanent birth control system may require us to submit a new PMA or PMA supplement and obtain FDA approval prior to implementing the change, although some modifications can be reported in an annual report or through a 30-day Notice. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. If the FDA requires us to go through a lengthier, more rigorous process for future products or modifications to existing products than we had expected, product introductions or modifications could be delayed or canceled, which could adversely affect our ability to grow our business. FemaSeed, FemVue, FemCath, FemChec, FemCerv and FemVue Controlled and Mini have each received 510(k) clearance.

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

As a general rule, demonstration of conformity of medical devices and their manufacturers with the essential requirements must be based, among other things, on the evaluation of clinical data supporting the safety and performance of the products during normal conditions of use. Specifically, a manufacturer must demonstrate that the device achieves its intended performance during normal conditions of use, that the known and foreseeable risks, and any adverse events, are minimized and acceptable when weighed against the benefits of its intended performance, and that any claims made about the performance and safety of the device are supported by suitable evidence. If we fail to remain in compliance with applicable European laws and directives, we would be unable to continue to affix the CE mark to our products, which would prevent us from selling them within the EEA. FemBloc, FemaSeed, FemVue, FemCath, FemChec, FemCerv and FemVue Mini have each received the CE mark demonstrating compliance with the EU Medical Device Regulation. FemBloc, FemaSeed, FemVue and FemCerv have received approval from the MHRA.

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

In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. In February 2026, we announced MDSAP certification for FemBloc.

Modifications to our products may require us to obtain new PMA approvals or approvals of a PMA supplement, and if we market modified products without obtaining necessary approvals, we may be required to cease marketing or recall the modified products until required approvals are obtained for the United States.

For the U.S., certain modifications to a PMA-approved device may require approval of a new PMA or a PMA supplement, while other modifications can be reported in an annual report or through a 30-day Notice. The FDA may not agree with our decisions regarding whether a new PMA or PMA supplement is necessary. We may make modifications to our approved devices in the future that we believe do not require approval of a new PMA or PMA supplement. If the FDA disagrees with our determination and requires us to submit a new PMA or PMA supplement for modifications to our previously approved products, we may be required to cease marketing or to recall the modified product until we obtain approval, and we may be subject to significant regulatory fines or penalties. For de novo classified or 510(k) cleared devices we will need to submit a new 510(k) pre-market notification for any change or modification in the device that could significantly affect the safety or effectiveness of the device, or for a major change or modification in the intended use of the device. The FDA may not agree with our determination whether a new 510(k) is required for a modification, in which case we may be required to cease marketing or recall the modified product until we receive 510(k) clearance.

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

Any of these actions could significantly and negatively affect supply of our products. If any of these events occur, our reputation could be harmed, we could be exposed to product liability claims and we could lose customers and experience reduced sales and increased costs.

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

In March 2025, we announced CE mark certification under EU MDR as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively.

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

Other jurisdictions have also adopted similar laws, regulations, guidelines and rules. For example, the EU also has laws and regulations dealing with the collection, use and processing of personal data originating from the EU, which are often more restrictive than those in the United States and which restrict transfers of personal data to the United States unless certain requirements are met. These obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other requirements or our practices. In addition, these rules have been subject to frequent scrutiny. For example, following a decision of the Court of Justice of the European Union in October 2015, the U.S. Safe Harbor Scheme (which had allowed the transfer of personal data to U.S. companies that had certified as members of the U.S. Safe Harbor Scheme) was declared invalid. In July 2016, the European Commission adopted the U.S.-EU Privacy Shield Framework which replaced the Safe Harbor Scheme. However, this Framework was itself invalidated in July 2020, before being replaced by the EU-U.S. Data Privacy Framework (“DPF”) remains in effect as of March 18, 2025, certain actions by the U.S. government in relation to aspects of the DPF mean that there are concerns that the DPF may be similarly invalidated. We rely on a mixture of mechanisms to transfer personal data from our EU business to the U.S. and could be impacted by changes in law as a result of a future review of these transfer mechanisms by regulators under the EU General Data Protection Regulation (GDPR) as well as current challenges to these mechanisms in the EU courts.

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

In addition, since its enactment, the ACA has undergone numerous legislative changes and has faced significant legal challenges. By way of limited example, on August 2, 2011, the Budget Control Act of 2011 was signed into law, which introduced a 2% annual reduction in Medicare payments to providers starting April 1, 2013, with sequestration extended through fiscal year 2030. By way of further example, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to various providers and extended the statute of limitations period for the government to recover overpayments to providers from three to five years. By way of further example, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) enacted on April 16, 2015, repealed the formula by which Medicare made annual payment adjustments to physicians and replaced the formula with fixed annual payment updates and a new incentive payment system based on performance measures and participation in alternative payment models; the MACRA began in 2019 and continues to this day. of incentive payments scheduled to begin in 2019 that are based on various performance measures and healthcare practitioners’ participation in alternative payment models such as accountable care organizations. While it is difficult to determine the exact effects newer payment programs, such as MACRA, have on our business, we continue to monitor these legislative changes in an attempt to maintain compliance.

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

We own numerous issued patents and pending patent applications that relate to our intrauterine artificial insemination product, permanent birth control system and women-specific medical product solutions. As of December 31, 2025, we owned 41 issued U.S. patents and 187 issued foreign patents, 15 pending U.S. patent applications and 41 pending foreign patent applications. These issued patents, and any patents granted from such applications, are expected to expire between 2026 and 2046, without taking potential patent term extensions or adjustments into account. We believe that the patents expiring in 2026 are not material to our business.

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

Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components that are used in their products. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future CROs, other contractors, consultants, potential future collaborators and other third-party service providers are vulnerable to damage from various methods, including cybersecurity attacks, breaches, intentional or accidental mistakes or errors, attacks using artificial intelligence, or other technological failures, which can include, among other things, computer viruses, unauthorized access attempts, including third parties gaining access to systems using stolen or inferred credentials, denial-of-service attacks, phishing attempts, service disruptions, natural disasters, fire, terrorism, war and telecommunication and electrical failures. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication and intensity, and are becoming increasingly difficult to detect. If such an event were to occur and cause interruptions in our operations or result in the unauthorized acquisition of or access to personally identifiable information or individually identifiable health information (violating certain privacy laws such as HIPAA, or HITECH Act, the CCPA and GDPR), it could result in a material disruption of our U.S. product candidate development programs and our business operations, and we could incur significant liabilities. Some of the federal, state and foreign government requirements include obligations of companies to notify individuals of security breaches involving particular personally identifiable information, which could result from breaches experienced by us or by our vendors or contractors. Notifications and follow-up actions related to a security breach could impact our reputation and cause us to incur significant costs, including legal expenses and remediation costs. For example, the loss of clinical trial data from completed, ongoing or future clinical trials involving our U.S. product candidate could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data.

To the extent that any disruption or security breach were to result in a loss of, or damage to, our data, or inappropriate disclosure of confidential or proprietary information, we could be exposed to litigation and governmental investigations, the further development and commercialization of our U.S. product candidate could be delayed, and we could be subject to significant fines or penalties for any noncompliance with certain state, federal or international privacy and security laws.

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

We are exposed to the risk of employee fraud or other illegal activity by our employees, independent contractors, consultants, commercial partners, collaborators, service providers and vendors. Misconduct by these parties could include intentional, reckless and/or negligent conduct that fails to comply with the laws of the FDA and other similar foreign regulatory bodies, provide true, complete and accurate information to the FDA and other similar foreign regulatory bodies, comply with manufacturing standards we have established, comply with healthcare fraud and abuse laws in the United States and similar foreign fraudulent misconduct laws, or report financial information or data accurately or to disclose unauthorized activities to us. As we begin commercializing our products and if we obtain FDA approval of our U.S. product candidate in the United States, our potential exposure under such laws will increase significantly, and our costs associated with compliance with such laws will also increase. These laws may impact, among other things, our current activities with principal investigators and research patients, as well as proposed and future sales, marketing and education programs. We have a code of business conduct and ethics and maintain a training program, but it is not always possible to identify and deter misconduct by our employees, independent contractors, consultants, commercial partners and vendors, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could result in the imposition of civil, criminal and administrative penalties, damages, monetary fines, imprisonment, disgorgement, possible exclusion from participation in government healthcare programs, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of noncompliance with these laws, contractual damages, reputational harm, diminished profits and future earnings and the curtailment of our operations.

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

Item 1B.
Unresolved Staff Comments.

None.

Item 1C.
Cybersecurity

Risk Management and Strategy

We employ a cybersecurity program which we believe is appropriate for the potential of cybersecurity threats faced by us and is built upon a set of policies, procedures and standards supported by training and education. Our information systems employ local and cloud storage and recovery services from various third parties. We have established processes to assess, identify, and manage risks from cybersecurity threats as part of our broader enterprise-wide risk management system and processes and engaged third-party consultants to assess and gather threat intelligence and cyber risk trends and conduct assessments and testing of our cybersecurity procedures and protections, which is reported to and overseen by our Board of Directors through our Audit Committee, along with our executive management.

Our cybersecurity program focuses on all areas of our business, including cloud-based environments, devices used by employees and contractors, facilities, networks, applications, vendors, disaster recovery, business continuity and controls and safeguards enabled through business processes and tools. We continuously monitor for unauthorized access to our information technology systems and identify potential security threats through various automated detection solutions. To protect the security of our information infrastructure and protect our systems and information from unauthorized access, we draw on the knowledge and insights of an external information technology consultant who acts as our primary IT administrator and employ an array of third-party tools and technologies. We also maintain cybersecurity insurance to cover us for costs and expenses we may incur due to a cybersecurity incident.

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

Governance and Role of Management and the Board

Our Chief Financial Officer leads our cybersecurity program and reports directly, with respect to cybersecurity incidents, to the Board of Directors and the Audit Committee, which is the principal committee charged with the Board’s risk management oversight, including cybersecurity risks. The Chief Financial Officer briefs the Board and Audit Committee on the effectiveness of our cybersecurity program quarterly. The Chief Financial Officer oversees the operation of our cybersecurity program and has over 30 years of executive experience overseeing risk management and internal controls. The Chief Financial Officer is informed about and monitors the prevention, detection, mitigation, and remediation of cybersecurity incidents through the Financial Officer’s oversight of the Company’s information technology function. We have not experienced any cybersecurity threats or incidents that have had a material impact on our business to date.

Item 2.
Properties.

We lease our facility in Suwanee, Georgia which, together with our research and development, controlled environment room and office space, currently totals approximately 41,000 square feet. As of December 31, 2025, our monthly rent payment was $52,614 and is subject to increases on an annual basis. Our lease expires in April 2029, and we have the option to extend the term for one consecutive term of five years, subject to certain terms and conditions.

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

On March 20, 2026 there were 147 holders of record of our common stock. This number does not include stockholders for whom shares were held in a “nominee” or “street” name.

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

Other Information

Item 6.
[Reserved]

Not applicable

Item 7.
Management’s Discussion and Analysis of Financial Condition and Results of Operations.

We are a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio, which is currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking first-step infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (UK), Canada, Israel, Australia and New Zealand. A peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety with high satisfaction from both patients and practitioners. FemSperm®, which includes setup, preparation and analysis kits designed to expand our infertility portfolio and, for the first time, enables gynecologists to perform in-office sperm preparation and analysis for use with FemaSeed. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemVue Controlled is a US FDA-cleared diagnostic device and is the next-generation design integrating features of FemVue and FemChec® technologies into a single platform, enabling multiple clinical uses within one solution, including confirmation of tubal patency prior to use with FemaSeed. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand.

FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution which involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in a safe and natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safe and effective, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost than the surgical alternative. A peer-reviewed publication of positive data from its initial clinical trials of FemBloc has demonstrated compelling effectiveness and five-year safety with high satisfaction from both patients and practitioners. In March 2025, we announced Conformité Européenne (CE) mark certification under European Union (“EU”) Medical Device Regulation (“MDR”) as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, for FemBloc. In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. The Company received FDA approval in November 2025 of its investigational device exemption (“IDE”) supplement to move forward to the final phase of the pivotal clinical trial (clinicaltrials.gov: NCT05977751) for U.S. approval. In March 2026, we announced the initiation of enrollment in this final phase. FemChec, a companion diagnostic product for FemBloc’s ultrasound-based confirmation test, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand. FemCath® for selective fallopian tube evaluation is U.S. FDA-cleared and approved in Europe, Canada and Israel for selective fallopian tube evaluation. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with approximately 228 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. Our suite of products and U.S. product candidate address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

Factors Affecting Our Business

There are a number of factors that have impacted, and we believe will continue to impact, our results of operations and growth. These factors include:

•
Commencement and conduct of clinical trial for our U.S. product candidate. We must successfully recruit and enroll clinical trial participants in our clinical trial for FemBloc, in order to have the requisite data for regulatory submissions to the FDA for marketing authorization.
•
Regulatory approval of our U.S. product candidate. We must successfully obtain timely approval for our U.S. product candidate. For our sales to grow, we will need to receive FDA approval for the FemBloc system for permanent birth control, and will need to obtain additional regulatory approvals or marketing authorizations of our U.S. product candidate in international markets.
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

Components of Our Comprehensive Loss

Sales

Sales are primarily from the sale of our FemaSeed, FemBloc and FemVue products.

We sell our product to medical centers, including healthcare practitioner offices, primarily through our direct commercial team in the U.S., as well as through distribution partners in select international markets. Kebomed Europe AG, a distributor in France, accounted for approximately 21% of our revenue for the year ended December 31, 2025. Comercial Medico Quirugica, SA and Durgalab, distributors in Spain, accounted for approximately 8% and 8%, respectively, of our total revenue for the year ended December 31, 2025, and 15% and 12%, respectively, for the year ended December 31, 2024. For the years ended December 31, 2025 and 2024, Bayer Yakuhin, Ltd. accounted for approximately 3% and 7%, respectively, of our total revenue. For products sold in the U.S. through direct customer service, control is transferred upon shipment to customers. For products sold to distributors internationally, control is transferred upon shipment or delivery to the customer’s named location, based on the contractual shipping terms.

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

Research and development

Research and development, or R&D, expenses consist of engineering, product development, clinical, quality assurance and regulatory expenses. R&D expenses include:

•
cost of clinical trials to support our U.S. product candidate FemBloc and product enhancements, including expenses for activities conducted by third-party services providers, primarily clinical research organizations, or CROs, and site payments;

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

R&D costs are expensed as incurred. In the future, we expect R&D expenses to increase in absolute dollars as we continue to develop our U.S. product candidate FemBloc, expand our product candidate pipeline, enhance our existing products and technologies and perform activities related to obtaining additional regulatory approval.

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

Other expense, net

Other expense, net consists of debt financing costs, interest expense and other expenses, partially offset by changes in fair value of derivatives and interest earned on our cash equivalents.

Income tax expense

Income tax expense consists of the minimum state income taxes we are required to pay. We have a full valuation allowance for deferred tax assets, including net operating loss carryforwards and tax credits related primarily to R&D.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

The following table shows our results of operations for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024	Change	% Change
Sales	$2,293,313	1,629,108	664,205	40.8%
Cost of sales (excluding depreciation expense)	872,400	544,903	327,497	60.1%

Operating expenses:
Research and development	7,577,704	8,216,543	(638,839)	-7.8%
Sales and marketing	4,443,807	4,030,150	413,657	10.3%
General and administrative	6,646,037	6,325,999	320,038	5.1%
Depreciation and amortization	342,034	297,318	44,716	15.0%
Total operating expenses	19,009,582	18,870,010	139,572	0.7%
Loss from operations	(17,588,669)	(17,785,805)	197,136	-1.1%
Other (expense) income:
Interest income	101,760	582,354	(480,594)	-82.5%
Change in fair value of conversion option liability	503,000	—	731,000	100%
Change in fair value of warrants liabilities	731,000	—	503,000	100%
Interest expense	(1,891,119)	(1,603,575)	(287,544)	17.9%
Other expense	(482,562)	—	(482,562)	-100%
Total other expense, net	(1,037,921)	(1,021,221)	(16,700)	1.6%
Loss before income taxes	(18,626,590)	(18,807,026)	180,436	-1.0%
Income tax expense	1,297	9,602	(8,305)	-86.5%
Net loss	$(18,627,887)	(18,816,628)	188,741	-1.0%

Sales increased by $664,205 or 40.8%, to $2,293,313 in 2025 from $1,629,108 in 2024. The increase is attributable primarily to FemBloc product sales of $810,000, which were commercialized in 2025.

Cost of sales

Cost of sales increased by $327,497 or 60.1%, to $872,400 in 2025 from $544,903 in 2024. The increase in cost of sales is primarily attributed to increased sales and newly commercialized products.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Year Ended December 31,
	2025	2024
Compensation and related personnel costs	$4,506,695	4,652,802
Clinical-related costs	1,023,995	1,665,736
Material and development costs	886,064	1,113,129
Professional and outside consultant costs	508,262	673,733
Other costs	652,688	111,143
Total research and development expenses	$7,577,704	8,216,543

R&D expenses decreased by $638,839 or 7.8%, to $7,577,704 in 2025 from $8,216,543 in 2024. The decrease is primarily due to reduced clinical costs, commercialization of development products into inventory, reduced professional fees, and reduced compensation and related personnel costs, partially offset by increased regulatory costs.

Sales and marketing

Sales and marketing expenses increased by $413,657 or 10.3%, to $4,443,807 in 2025 from $4,030,150 in 2024. The increase relates primarily to compensation, marketing and travel costs as we began recruitment of a commercial team in 2024 to promote our available products, partially offset by reduced professional fees.

General and administrative

General and administrative expenses increased by $320,038, or 5.1%, to $6,646,037 in 2025 from $6,325,999 in 2024. The increase relates primarily to increased compensation expense, partially offset by reduced facility and other overhead costs.

Depreciation and amortization

Depreciation and amortization expenses increased by $44,716, or 15.0%, to $342,034 in 2025 from $297,318 in 2024. The increase relates additional fixed assets and intangible assets in service.

Other expense, net

Total other expense, net increased by $16,700, or 1.6%, to $1,037,921 in 2025 from $1,021,221 in 2024. Other expense, net, primarily consists of interest income earned on our cash and cash equivalents, interest expense for our 2025 and 2023 convertible notes, non-cash interest expense related to the amortization of debt issuance costs for our 2025 and 2023 convertible notes, and non-cash charges recognized for the change in fair value of our 2025 Conversion Option liability and Warrants  liabilities, issuance costs related to the AMPA derivative liability, and deferred financing costs expensed in relation to an expired shelf. Refer below for further details on the separate components of other expense, net.

	Year Ended December 31,
	2025	2024
Interest income	$101,760	582,354
Amortization of debt issuance costs and discount for 2025 and 2023 Notes	(1,387,050)	(1,192,574)
Interest expense	(504,069)	(411,001)
Debt issuance costs for AMPA	(286,295)	—
Change in fair value of Conversion Option liability	503,000	—
Change in fair value of Warrants liabilities	731,000	—
Other expenses	(196,267)	—
Total other expense, net	$(1,037,921)	(1,021,221)

Income tax expense

Income tax expense decreased by $8,305 or 86.5%, to $1,297 as compared to $9,602 in 2024 due to a decrease in the state minimum taxes we were required to pay.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through December 31, 2025, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible indebtedness and, to a lesser extent, product revenue. As of December 31, 2025, we had $9,266,353 of cash and cash equivalents and an accumulated deficit of $145,826,144.

In July 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. As of December 31, 2025, approximately 10.2 million shares of common stock have been sold to date for aggregate proceeds of $16.7 million under the Equity Distribution Agreement pursuant to the prospectus. In December 2025, we filed a new prospectus pursuant to which we may sell up to $9.8 million under the Equity Distribution Agreement. Subsequent to December 31, 2025, we raised approximately $0.4 million under the Equity Distribution Agreement. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statement under which our at the market offering is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules.

In June 2025, we sold 3,600,000 shares of common stock in an underwritten public offering at $0.85 per share. Separately and concurrently, we sold 1,686,275 shares of common stock in a private placement at a price of $0.85 per share to certain existing institutional stockholders and a price of $1.02 per share to certain directors and officers. Net proceeds from the transaction were $3,705,061.

On June 30, 2025, we entered into an Any Market Purchase Agreement (“Purchase Agreement” or “AMPA”) with Alumni Capital LP (“Alumni”) whereby we have the right, but not obligation, to sell to Alumni up to an aggregate of $10 million in shares of common stock in a series of purchases until December 31, 2026. We may elect that Alumni purchase up to $1 million in shares of common stock (or up to $5 million if mutually agreed) at either (i) the lowest traded price for 4 previous business days, multiplied by 90%, or (ii) up to the lesser of (a) $1 million in shares of common stock, or (b) 100% of the average daily trading volume of common stock for previous two business days at lowest daily dollar volume-weighted-average price, multiplied by 97%. We are limited to issuances to Alumni or 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement.

In August 2025, we sold an aggregate of (i) 10,434,586 shares of common stock in a public offering and to certain Company officers (ii) pre-funded warrants to purchase up to 11,750,000 shares of common stock and (iii) common warrants to purchase up to 22,184,586 shares of common stock. Additionally, common warrants to purchase 443,692 shares of common stock were issued to the underwriter as compensation for services performed. The purchase price per share for the common stock was $0.36, except for shares sold to certain company officers, which was $0.5151 per share. The purchase price per share for the pre-funded warrants was $0.3599. The net proceeds from the August 2025 Financing at closing were approximately $7.1 million. As of December 31, 2025, 5,000,000 pre-funded warrants and 9,219,110 common warrants were exercised for approximately $3.3 million.

In November 2025, we entered into a definitive agreement for the issuance of (i) senior secured convertible notes in an aggregate principal amount of $12,000,000, convertible into shares of 16,378,563 common stock at a conversion price of $0.73 per share, (ii) Series A-1 Warrants to purchase up to an aggregate of 16,378,563 shares of common stock at an exercise price of $0.81 per share, subject to adjustments (iii) Series B-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $0.92 per share, subject to adjustments, and (iv) Series C-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $1.10 per share, subject to adjustments. The financing resulted in aggregate gross proceeds of $12,000,000, with total potential funding of approximately $58 million, if all warrants are exercised for cash.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents and anticipated revenues from product sales are expected to be sufficient to fund our ongoing operations into the third quarter of 2026. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate.

Based on our current operating plan, our cash and cash equivalents as of December 31, 2025, anticipated revenues from product sales, proceeds from our 2025 financings, and approximately $0.4 million we raised subsequent to year end, will not be sufficient to sustain our operations, including funding our U.S. product candidate, FemBloc, through regulatory approval, and we will need to raise additional capital to complete the U.S. development and EU commercialization of our product candidate. However, we can give no assurances that we will be able to secure additional sources of funds to support our operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our U.S. product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or U.S. product candidate that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development activities and terminate our operations, and you could experience a complete loss of your investment.

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

Cash Flows

Comparison of the Years Ended December 31, 2025 and 2024

The following table summarizes our cash flows for the years ended December 31:

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(18,690,565)	(19,444,009)
Net cash used in investing activities	(630,098)	(847,764)
Net cash provided by financing activities	25,135,255	2,027,457
Net change in cash and cash equivalents	$5,814,592	(18,264,316)

Operating activities

In 2025, cash used in operating activities was $18,690,565, attributable to a net loss of $18,627,887 and a net change in our net operating assets and liabilities of $2,056,843, partially offset by non-cash charges of $1,994,165. Non-cash charges primarily consisted of $1,387,050 in amortization of the discount on the 2023 and 2025 convertible notes, $850,456 in depreciation and amortization, $790,145 in stock-based compensation, $132,140 in accretion of paid-in-kind interest and $62,650 in loss on property and equipment dispositions, partially offset by a change in fair value of $503,000 and $731,000 of the Conversion Option liability and Warrants liabilities, respectively. The change in our net operating assets and liabilities was primarily due to increases in inventory of $2,693,926 and accounts receivable of $128,227, decreases in lease liabilities and other liabilities of $517,967 and $23,178, respectively, partially offset by a decrease in prepaid and other assets of $496,902 and increases in accrued expenses and accounts payable of $474,724 and $334,829, respectively, We intend to meet future operating cash requirements through increased sales of commercial products and fundraising, as discussed in Funding requirements.

In 2024, cash used in operating activities was $19,444,009, attributable to a net loss of $18,816,628, a net change in our net operating assets and liabilities of $3,136,778, partially offset by non-cash charges of $2,509,397. Non-cash charges primarily consisted of $1,192,574 in amortization of the discount on the convertible notes, $872,000 in depreciation and amortization expenses and $444,147 in stock-based compensation. The change in our net operating assets and liabilities was primarily due to increases of $2,379,205 in inventory, $389,467 in accounts receivable, $139,136 in prepaid and other assets, a decrease of $406,636 in lease liabilities, partially offset by an increase of $207,481 in accounts payable. The Company intends to meet future operating cash requirements through increased sales of commercial products and fundraising, as discussed in Funding requirements.

Investing activities

In 2025, cash used in investing activities for the purchases of fixed assets and intangible assets was $525,007 and $105,091, respectively.

In 2024, cash used in investing activities for the purchases of fixed assets and intangible assets was $761,706 and $86,058, respectively.

Financing activities

In 2025, cash provided by financing activities was $25,135,255, attributable to proceeds of $11,281,472 from the November 2025 financing, net of issuance costs, proceeds of $10,388,073 from the August 2025 financing, net of issuance costs and inclusive of exercised warrants, sales under the at-the-market facility of $6,802,767, net of issuance costs, proceeds of $3,705,061 from the June 2025 financing, net of issuance costs, and $90,332 in proceeds from the issuance of shares under the ESPP Plan. The proceeds were partially offset by repayments of the 2023 Convertible Notes for $6,765,000 and note payable for $367,450.

In 2024, cash provided by financing activities was $2,027,457, attributable to sales under the at-the-market facility of $1,964,351, net of issuance costs and proceeds from common stock issued through the employee stock purchase plan of $63,106.

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

Revenue recognition

Our policy is to recognize revenue when a customer obtains control of the promised goods under Accounting Standards Codification 606—Revenue from Contracts with Customers (Topic 606), which we adopted effective January 1, 2018. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods, and we have elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. Revenue is recognized upon shipment of the Company’s goods based upon contractually stated pricing at standard payment terms typically ranging from 30 to 60 days. All revenue is recognized at a point in time.

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of December 31, 2025, we have not had a history of significant returns.

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

Financial Statements

KPMG LLP Suite 2000 303 Peachtree Street, N.E. Atlanta, GA 30308-3210

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Femasys Inc.:

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Femasys Inc. (the Company) as of December 31, 2025 and 2024, the related statements of comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Atlanta, Georgia

March 31, 2026

KPMG LLP, a Delaware limited liability partnership, and its subsidiaries are part of the KPMG global organization of independent member firms affiliated with KPMG International Limited, a private English company limited by guarantee.

FEMASYS INC.
Balance Sheets

Assets	December 31, 2025	December 31, 2024
Current assets:
Cash and cash equivalents	$9,266,353	3,451,761
Accounts receivable, net	616,600	488,373
Inventory	5,740,249	3,046,323
Prepaid and other current assets	833,133	1,035,993
Total current assets	16,456,335	8,022,450
Property and equipment, at cost:
Leasehold improvements	1,238,886	1,238,886
Office equipment	78,155	60,921
Furniture and fixtures	417,876	417,876
Machinery and equipment	3,065,713	2,856,740
Construction in progress	897,885	762,445
	5,698,515	5,336,868
Less accumulated depreciation	(3,802,940)	(3,740,769)
Net property and equipment	1,895,575	1,596,099
Long-term assets:
Lease right-of-use assets, net	1,297,121	1,805,543
Intangible assets, net of accumulated amortization	134,914	65,918
Other long-term assets	940,232	954,992
Total long-term assets	2,372,267	2,826,453

Total assets	$20,724,177	12,445,002

(continued)

FEMASYS INC.
Balance Sheets

Liabilities and Stockholders’ Equity	December 31, 2025	December 31, 2024
Current liabilities:
Accounts payable	$1,830,124	1,419,044
Accrued expenses	1,265,773	1,151,049
Convertible notes payable, net (including related parties)	—	5,406,228
Clinical holdback – current portion	52,644	88,581
Operating lease liabilities – current portion	487,624	517,967
Total current liabilities	3,636,165	8,582,869
Long-term liabilities:
Clinical holdback – long-term portion	52,370	39,611
Convertible notes payable, net	3,178,864	—
Conversion option liability	2,014,000	—
Warrants liabilities	4,943,000	—
Operating lease liabilities – long-term portion	1,030,476	1,518,100
Total long-term liabilities	11,218,710	1,557,711
Total liabilities	14,854,875	10,140,580
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par, 200,000,000 authorized, 59,720,010 shares issued and 59,602,787 outstanding as of December 31, 2025; and 23,473,149 shares issued and 23,355,926 outstanding as of December 31, 2024	59,720	23,473
Treasury stock, 117,223 common shares	(60,000)	(60,000)
Warrants	5,246,150	1,860,008
Additional paid-in capital	146,449,576	127,679,198
Accumulated deficit	(145,826,144)	(127,198,257)
Total stockholders’ equity	5,869,302	2,304,422

Total liabilities and stockholders' equity	$20,724,177	12,445,002

See accompanying notes to financial statements.

FEMASYS INC.
Statements of Comprehensive Loss
Years ended December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
Sales	$2,293,313	1,629,108
Cost of sales (excluding depreciation expense)	872,400	544,903

Operating expenses:
Research and development	7,577,704	8,216,543
Sales and marketing	4,443,807	4,030,150
General and administrative	6,646,037	6,325,999
Depreciation and amortization	342,034	297,318
Total operating expenses	19,009,582	18,870,010
Loss from operations	(17,588,669)	(17,785,805)
Other (expense) income:
Interest income	101,760	582,354
Change in fair value of conversion option liability	503,000	—
Change in fair value of warrants liabilities	731,000	—
Interest expense	(1,891,119)	(1,603,575)
Other expense	(482,562)	—
Total other expense, net	(1,037,921)	(1,021,221)
Loss before income taxes	(18,626,590)	(18,807,026)
Income tax expense	1,297	9,602

Net loss	$(18,627,887)	(18,816,628)

Net loss attributable to common stockholders, basic and diluted	$(18,627,887)	(18,816,628)

Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	(0.85)
Weighted-average common shares and pre-funded warrants outstanding- basic and diluted	39,549,218	22,267,695

See accompanying notes to financial statements.

FEMASYS INC.
Statements of Stockholders’ Equity

	Common stock		Treasury common stock			Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount	Warrants
Balance at December 31, 2023	21,657,381	$21,775	117,223	$(60,000)	$2,787,137	$123,985,306	$(108,381,629)	$18,352,589

Issuance of common stock in connection with at-the-market offering, net of issuance costs	1,314,593	1,314	—	—	—	1,959,894	—	1,961,208
Issuance of common shares in payment of convertible note interest, including related parties	315,790	316	—	—	—	299,684	—	300,000
Issuance of common stock in connection with Employee Stock Purchase Plan	68,162	68	—	—	—	63,038	—	63,106
Share-based compensation expense	—	—	—	—	—	444,147	—	444,147
Expiration of warrant	—	—	—	—	(927,129)	927,129	—	—
Net loss	—	—	—	—	—	—	(18,816,628)	(18,816,628)
Balance at December 31, 2024	23,355,926	$23,473	117,223	$(60,000)	$1,860,008	$127,679,198	$(127,198,257)	$2,304,422

Issuance of common stock in connection with at-the-market offering, net of issuance costs	5,628,980	5,629	—	—	—	6,786,252	—	6,791,881
Issuance of common stock in connection with June 2025 financing, net of issuance costs	5,286,275	5,286	—	—	—	3,695,024	—	3,700,310
Issuance of warrants in connection with June 2025 financing	—	—	—	—	56,035	(56,035)	—	—
Issuance of common stock and warrants in connection with August 2025 financing, net of issuance costs	10,434,586	10,435	—	—	5,833,237	1,225,022	—	7,068,694
Exercise of pre-funded warrants	5,000,000	5,000	—	—	(1,080,574)	1,076,074	—	500
Exercise of common warrants	9,219,110	9,219	—	—	(1,328,257)	4,637,917	—	3,318,879
Issuance of common shares in payment of convertible note interest, including related parties	455,697	456	—	—	—	359,544	—	360,000
Issuance of common stock in connection with ESPP	150,180	150	—	—	—	90,182	—	90,332
Conversion of 2023 convertible notes into common stock	72,033	72	—	—	—	71,954	—	72,026
Share-based compensation expense	—	—	—	—	—	790,145	—	790,145
Expiration of warrant	—	—	—	—	(94,299)	94,299	—	—
Net loss	—	—	—	—	—	—	(18,627,887)	(18,627,887)
Balance at December 31, 2025	59,602,787	$59,720	117,223	$(60,000)	$5,246,150	$146,449,576	$(145,826,144)	$5,869,302

See accompanying notes to financial statements.

FEMASYS INC.
Statements of Cash Flows
Years ended December 31, 2025 and 2024

	Years ended December 31
	2025	2024
Cash flows from operating activities:
Net loss	$(18,627,887)	(18,816,628)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	295,859	277,178
Amortization	46,175	20,140
Other noncash items	5,724	—
Change in fair value of conversion option liability	(503,000)	—
Change in fair value of warrants liabilities	(731,000)	—
Amortization of right-of-use assets	508,422	574,682
Loss on fixed asset dispositions	62,650	676
Share-based compensation expense	790,145	444,147
Amortization of debt issuance costs and discount	1,387,050	1,192,574
Accretion of paid-in-kind interest	132,140	—
Changes in operating assets and liabilities:
Accounts receivable	(128,227)	(389,467)
Inventory	(2,693,926)	(2,379,205)
Prepaid and other assets	496,902	(139,136)
Accounts payable	334,829	207,481
Accrued expenses	474,724	6,753
Lease liabilities	(517,967)	(406,636)
Other liabilities	(23,178)	(36,568)
Net cash used in operating activities	(18,690,565)	(19,444,009)
Cash flows from investing activities:
Acquisition of patents	(105,091)	(86,058)
Purchases of property and equipment	(525,007)	(761,706)
Net cash used in investing activities	(630,098)	(847,764)
Cash flows from financing activities:
Proceeds from the issuance of common stock in June 2025 financing	4,510,001	—
Issuance costs for June 2025 financing	(804,940)	—
Proceeds from the issuance of common stock, accompanying warrants and pre-funded warrants in August 2025 financing	7,998,826	—
Issuance costs for August 2025 financing	(930,132)	—
Proceeds from exercise of pre-funded warrants	500	—
Proceeds from exercise of common warrants	3,318,879	—
Proceeds from November 2025 convertible notes	12,000,000	—
Issuance costs for November 2025 convertible notes	(718,528)	—
Proceeds from common stock issued through ESPP	90,332	63,106
Proceeds from at-the-market sales of common stock	7,013,162	2,025,104
Issuance costs for at-the-market sales of common stock	(210,395)	(60,753)
Repayment of November 2023 convertible notes, including related parties	(6,765,000)	—
Repayment of note payable	(367,450)	—
Net cash provided by financing activities	25,135,255	2,027,457
Net change in cash and cash equivalents	5,814,592	(18,264,316)
Cash and cash equivalents:
Beginning of period	3,451,761	21,716,077
End of period	$9,266,353	3,451,761

Supplemental cash flow information
Cash paid for:
Interest	$8,615	111,000
Income taxes	6,806	5,708
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable and accrued expense	60,447	73,740
Acquisition of patents included in accounts payable	15,804	—
Issuance of warrants for underwriter commission in June 2025 financing	56,035	—
Issuance of warrants for underwriter commission in August 2025 financing	97,612	—
Conversion of November 2023 convertible notes into common stock	85,000	—
Payment of November 2023 convertible note interest in common stock	360,000	300,000
Deferred offering costs reclassified to additional paid-in capital	15,637	3,143
Fair value of conversion option liability at November 2025 issuance	2,517,000	—
Fair value of warrants liabilities at November 2025 issuance	5,674,000	—

See accompanying notes to financial statements.

(1)
Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the Company or Femasys) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio, which are currently being commercialized in the U.S. and key international markets. The Company’s suite of products and U.S. product candidate address what the Company believes are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

Basis of Presentation

The Company has prepared the accompanying financial statements in accordance with accounting principles generally accepted in the United States of America (GAAP) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC).

Liquidity

As of December 31, 2025, the Company has cash and cash equivalents of $9,266,353. The Company plans to finance its operations and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from domestic sales of FemaSeed and FemVue and international sales of FemBloc, FemaSeed and FemVue to support the Company’s commercial efforts and research and development activities, primarily focused on FemBloc. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the year ended December 31, 2025, the Company generated a net loss of $18,627,887. The Company expects such losses to increase over the next few years as the Company commercializes FemaSeed and its other products and advances FemBloc through clinical development if and until FDA approval is received and is available to be marketed in the U.S.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception and has an accumulated deficit as of December 31, 2025 of $145,826,144 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful since the availability and amount of such funding is not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

(2)
Summary of Significant Accounting Policies

(a)
Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expense during the reporting periods. The most significant estimates used in these financial statements include stock options, warrants, conversion option and warrants liabilities, the valuation of useful lives of property and equipment, and clinical trial cost accruals. Actual results could differ from those estimates.

(b)
Certain Risks and Uncertainties

Products being developed by the Company, such as FemBloc, will require approval from the FDA or corresponding foreign regulatory agencies prior to commercial sales. FemBloc is approved in the European Union, UK and New Zealand. FemaSeed Intratubal Insemination is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand. FemVue, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemVue Controlled, a diagnostic solution for controlled contract delivery to evaluate fallopian tube status, is U.S. FDA-cleared. FemCerv, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand. FemCath for selective fallopian tube evaluation is U.S. FDA-cleared and approved in Europe, Canada and Israel. FemChec, a companion diagnostic product for FemBloc’s ultrasound-based confirmation test, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand. There can be no assurance the Company’s other products in development will receive the necessary approvals/ clearances. If the Company is denied regulatory approval/ clearance or approval/ clearance is delayed, it might have a materially adverse impact on the Company.

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

Certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable and other liabilities approximate their fair value because of the short‑term maturity of these financial instruments.

(d)
Cash and Cash Equivalents

The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents. Cash equivalents consist of amounts invested in money market mutual funds and are stated at fair value. See Note 2(t) for information on concentration of credit risk.

(e)
Accounts Receivable

The Company grants trade credit to customers in the normal course of business and does not require collateral or any other security to support its receivables. Management reviews its accounts receivable monthly for any collection issues. Potentially uncollectible accounts are written off to bad debt expense when it is determined that the likelihood a customer account is uncollectible is probable. As of December 31, 2025 and 2024, the Company’s reserves for uncollectible accounts were $14,013 and $10,000, respectively. Trade accounts receivable are recorded at the invoiced amount, net of allowance for credit loss and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the statements of cash flows.

(f)
Inventories

Inventories are stated at the lower of cost or net realizable value. Cost, which includes amounts related to materials, labor and overhead, is determined on a first‑in, first‑out basis. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.

Inventory stated at cost, consisted of the following as of December 31:

	2025	2024
Materials	$2,060,521	1,308,863
Work in progress	1,266,542	982,630
Finished goods	2,413,186	754,830
Inventory	$5,740,249	3,046,323

(g)
Other Assets

The Company has research tax credits that are available to the Company to offset future payroll withholding liabilities. As of December 31, 2025 and 2024, the total amount of these credits is $948,292 and $1,030,809, respectively. The Company has included these amounts on the accompanying balance sheets as follows as of December 31:

	2025	2024
Prepaid and other current assets	$249,394	315,897
Other long-term assets	698,898	714,912
Research tax credits available to the Company	$948,292	1,030,809

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

Depreciation expense for the years ended 2025 and 2024 was $295,859 and $277,178, respectively. In 2025, the Company disposed of property and equipment at an original cost of $296,338 with a net book value of $62,650, which is recorded in operating expenses on the statements of comprehensive loss. In 2024, the Company disposed of property and equipment at an original cost of $82,507 with a net book value of $676, which is recorded in operating expenses on the statements of comprehensive loss.

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

(k)
Intangible Assets

Intangible assets consist of patent and trademark application costs and related legal fees, carried at cost less accumulated amortization and, if applicable, impairment charges. Amortization is computed using the straight‑line method over a weighted-average useful life of three years and is recorded in depreciation and amortization expense within the results of operations. Intangible assets consist of the following as of December 31:

	2025	2024
Cost	$1,869,257	1,755,009
Accumulated amortization	(1,734,343)	(1,689,091)
Net book value	$134,914	65,918

Amortization expense for intangible assets for the years ended December 31, 2025 and 2024 was $46,175 and $20,140, respectively.

(l)
Deferred Offering Costs

Deferred offering costs, which consist mainly of legal, consulting, and accounting fees directly attributable to a strategic financing transaction, are capitalized in accordance with Staff Accounting Bulletin (SAB) Topic 5.A Expenses of Offering, codified in Accounting Standards Codification (ASC) 340-10-S99-1 Other Assets and Deferred Costs.

During 2022, the Company incurred $232,845 in deferred offering costs in connection with prospectuses filed in July 2022, including an offering to sell up to $150 million in stock, debt securities and warrants, and an Equity Distribution Agreement entered into with Piper Sandler which included an at-the-market (ATM) facility. These deferred offering costs were offset against the total proceeds from the issuance of common stock available under the prospectuses. As of December 31, 2025, and 2024, the Company offset $15,637 and $3,143, respectively of deferred offering costs in connection with the gross proceeds issued under the prospectuses. The shelf expired in 2025 and the remaining balance of $196,267 was expensed as other expense in the statements of comprehensive loss.

During 2025, the Company incurred $73,785 in deferred offering costs in connection with a prospectus filed in July 2025, including an offering to sell up to $150 million in stock, debt securities and warrants. As of December 31, 2025, deferred offering costs capitalized were $73,785 and are included in other assets in the accompanying balance sheet. As of December 31, 2024, deferred offering costs capitalized were $211,654 and are included in prepaid and other current assets in the accompanying balance sheet. These costs will be offset against proceeds from the issuance of common stock sales and will be expensed if the prospectus is terminated or aborted.

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

Accrued expenses consisted of the following as of December 31:

	2025	2024
Incentive and other compensation costs	$870,910	650,768
Clinical trial costs	259,293	354,762
Director fees	71,250	70,000
Other	64,320	75,519
Accrued expenses	$1,265,773	1,151,049

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

(o)
Convertible Notes

The Company accounts for its convertible notes based on an assessment of the convertible note terms and applicable guidance ASC 470-20, Debt with Conversion and Other Options (ASC 470-20) and ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity (ASC 815). The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the statement of comprehensive loss at each reporting period.

The convertible notes were recorded net of debt issuance costs and any discounts. The Company has historically issued warrants in conjunction with issuing convertible notes (see Note 7). Debt issuance costs are amortized over the term of the convertible notes using the effective interest method in addition to the discount initially recognized for the fair value of warrants issued. The amortization of debt issuance costs and discount is included in interest expense in the statements of comprehensive loss. If the debt is retired early, the associated debt discount will be recognized immediately as interest expense in the statements of comprehensive loss.

(p)
Common Stock Warrants

The Company accounts for its common stock warrants as equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (ASC 480) and ASC 815. The assessment considers whether the warrants are (i) freestanding financial instruments pursuant to ASC 480, (ii) meet the definition of a liability pursuant to ASC 480, and (iii) meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own common stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of additional paid-in capital, on the balance sheets at the time of issuance. For warrants that do not meet all the criteria for equity classification, the warrants are required to be recorded at their initial fair value on the date of issuance and on each balance sheet date thereafter.

The Company’s warrants liabilities are measured at fair value using a simulation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the Company's common stock, the expected volatility, the risk-free interest rate for the term of the warrant and the likelihood of achieving certain future milestone events and the related impact to the price of the Company's common stock. The warrants liabilities are revalued at each reporting period and changes in fair value are recognized in other (expense) income in the statements of comprehensive loss. The selection of the appropriate valuation model and the inputs and assumptions that are required to determine the valuation requires significant judgment and requires management to make estimates and assumptions that affect the reported amount of the related liability and reported amounts of the change in fair value. Actual results could differ from those estimates, and changes in these estimates are recorded when known. See Note 7 for additional information on warrants issued by the Company.

(q)
Any Market Purchase Agreement (“AMPA”)

The Company evaluates all features contained in financing agreements to determine if there are any embedded derivatives that require separate accounting from the underlying agreement. An embedded derivative that requires separation is accounted for as a separate asset or liability from the host agreement. The derivative asset or liability is accounted for at fair value, with changes in fair value recognized in the statement of comprehensive loss. The Company determined that certain features under the AMPA contained embedded derivatives. The derivative liability associated with the AMPA were deemed de minimus at both the issuance date and as of December 31, 2025.

(r)
Revenue Recognition

The Company’s policy is to recognize revenue when a customer obtains control of the promised goods under ASC 606, Revenue from Contracts with Customers. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods, and the Company has elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. Revenue is recognized upon shipment of the Company’s goods based upon contractually stated pricing at standard payment terms typically ranging from 30 to 60 days. All revenue is recognized point in time and no revenue is recognized over time. There was no revenue recognized during the years ended December 31, 2025 and 2024 from performance obligations satisfied or partially satisfied in prior periods. Additionally, there were no unsatisfied performance obligations as of December 31, 2025 and 2024.

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control Free on Board (FOB) shipping point. Products shipped to the Company’s international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of December 31, 2025, the Company has not had a history of significant returns.

The following table summarizes the Company’s sales by geographic region for the years ending December 31:

Primary geographical markets	2025	2024
U.S.	$1,393,555	1,073,508
International	899,758	555,600
Total	$2,293,313	1,629,108

(s)
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

The Company entered in distributor agreements with Comercial Medico Quirurgica, SA (“Comercial”) and Durgalab in September 2024. The Company sells products based on purchase orders provided by Comercial and Durgalab in accordance with their agreements. Control and risk of ownership transfer at the time of shipment and the Company records revenue at that time.

The Company entered in a distributor agreement with Kebomed Europe AG (“Kebomed”) in September 2025. The Company sells products based on purchase orders provided by Kebomed in accordance with their agreement. Control and risk of ownership transfer at the time of shipment and the Company records revenue at that time.

(t)
Concentration of Credit Risk

The Company generates revenue from sales directly to U.S. customers and to the Company’s international distributors with all prices in U.S. dollars. For the year ended December 31, 2025, one customer accounted for revenues of 21% of total revenues. As of December 31, 2025, one customer had an accounts receivable balance of 76% of total receivables, which was paid subsequent to year end. No other customer had revenue or accounts receivable in excess of 10% of total receivables. For the year ended December 31, 2024, two customers accounted for revenues of 15% and 12% of total revenues. As of December 31, 2024, three customers had balances of 23%, 21% and 12% of total receivables.

(u)
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

(v)
Sales and Marketing

The Company’s sales and marketing expenses consist of direct expenses related to employee compensation, including salary, benefits and stock-based compensation, advertising and marketing, business development and travel.

(w)
General and Administrative

The Company’s general and administrative expenses include accounting, human resources, and general corporate expenses. These expenses are primarily related to employee compensation, including salary, benefits, and stock‑based compensation. General corporate expenses generally relate to office rent, utilities, insurance, legal, and professional fees.

(x)
Advertising Expense

Advertising costs are expensed as incurred. Advertising costs were $262,270 and $360,958 for the years ended December 31, 2025 and 2024, respectively. They are reflected in sales and marketing expenses in the statements of comprehensive loss.

(y)
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

(z)
Income Taxes

The Company utilizes the asset‑and‑liability method of accounting for income taxes as set forth in ASC 740, Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, as well as the net operating loss, capital loss, and tax credit carryforwards. Valuation allowances are established against deferred tax assets if it is more likely than not that they will not be realized.

ASC 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The standard requires that the Company recognize in its financial statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The Company has determined it had no unrecognized tax benefits as of December 31, 2025 and 2024.

As of December 31, 2025, the 2022 through 2025 tax years remain subject to examination by federal and most state tax authorities. The use of net operating losses generated in tax years prior to 2022 may also subject returns for those years to examination.

(aa)
Net Loss per Share Attributable to Common Stockholders

Basic net loss per share attributable to common stockholders is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of common stock equivalents. The net loss attributable to common stockholders is calculated by adjusting the net loss of the Company for the cumulative dividends, if any. Diluted net loss per share attributable to common stockholders is the same as basic net loss per share attributable to common stockholders since the effect of potentially dilutive securities is anti-dilutive given the net loss position of the Company.

(ab)
Recently Issued Accounting Pronouncements – Recently Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The ASU requires the annual financial statements to include consistent categories and greater disaggregation of information in the rate reconciliation, and income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024. The ASU may be applied either with a prospective method or a fully retrospective method of transition. Early adoption is permitted. The Company adopted the ASU prospectively on January 1, 2025 and it did not have a material impact on its operations.

(ac)
Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The standard requires public business entities to disclose additional information about specific expense categories included in relevant income statement captions, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and certain other expenses. The ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The ASU may be applied either with a prospective method or a fully retrospective method of transition. Management is currently assessing the impact of this standard on the Company’s financial statements and will adopt the ASU on January 1, 2027.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the applicability of the interim reporting guidance in Topic 270 and improve the navigability of interim disclosure requirements by providing a more comprehensive listing of disclosures required in interim financial statements. The ASU is effective for the Company’s interim periods in annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU may be applied either with a prospective method or a fully retrospective method of transition. Management is currently assessing the impact of this standard on the Company’s financial statements and will adopt the ASU on January 1, 2028.

No other new accounting pronouncements not yet effective are expected to have a material impact on the Company’s financial statements.

(3)
Fair Value of Financial Instruments

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at Reporting Date
	(Level 1)	(Level 2)	(Level 3)
As of December 31, 2025
Liabilities:
AMPA liability			$-
Conversion Option liability			$2,014,000
Warrants liabilities			$4,943,000

The fair value of the AMPA (see Note 9(f)) was measured at inception and at the December 31, 2025 reporting period using Level 3 inputs. The fair value was deemed de minimis at both date of issuance date and as of the December 31, 2025 reporting period.

The fair value of the Conversion Option liability and Warrants liabilities related to the 2025 Notes (see Note 7b) were measured at inception and at the December 31, 2025 reporting period. The change in fair value between the periods was recognized as gains in other (expense) income in the statements of comprehensive loss and are summarized below:

	Fair Value of Conversion Option Liability	Fair Value of Warrants Liabilities
Fair value at issuance	$2,517,000	$5,674,000
Change in fair value (gain)	(503,000)	(731,000)
Balance at December 31, 2025	$2,014,000	$4,943,000

The December 31, 2025 fair value of the Conversion Option liability and Warrants liabilities were estimated using the Black-Scholes option pricing model Level 3 inputs, with the following assumptions:

	Conversion Option Liability	Warrants Liabilities
Expected term (in years)	2.84	2.84
Risk‑free interest rate	3.41%	3.41%
Dividend yield	—%	—%
Expected volatility	20%	20%
Exercise price	$0.73	$0.81-1.10
Stock price	$0.58	$0.58

Black-Scholes value	$0.047	$0.005-0.030

The valuations of the Conversion Option liability and Warrants liabilities at issuance were calibrated such that the aggregate fair values of all instruments issued together (including the 2025 Notes which are not subsequently remeasured at fair value) equaled total gross proceeds received of $12 million in the November 2025 Financing (see Note 7). This calibration resulted in an expected volatility assumption of 20% which was also used in the valuation as of December 31, 2025. If the Company used the historical volatility of its common stock as the expected volatility assumption, the estimated value of the Conversion Option liability and Warrants liabilities would be higher. Similarly, the expected terms of the Conversion Option and Warrants were based on the Company’s option to mandate conversion of the Notes upon achieving certain milestones (see Note 7) as well as the expectation that the Warrants will be exercised upon a significant increase in the price of the Company’s common stock. If the Company used the contractual term of the Conversion Option and Warrants as the expected term, the estimated value of the Conversion Option liability and Warrants liabilities would be higher.

We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3.

The carrying amounts of cash and cash equivalents, accounts receivable, customer deposits, accounts payable and accrued expenses approximate fair value due to their short-term nature. As of December 31, 2025, the fair value of the 2025 notes (excluding the conversion option, see Note 7b), calculated using a discounted cash flow analysis using Level 3 inputs, was approximately $3.8 million. As of December 31, 2024, the fair value of the Company’s 2023 Notes (see Note 7a), calculated using a discounted cash flow analysis using Level 3 inputs, was approximately $6.5 million. The Company uses a Black-Scholes option valuation model to determine the grant date fair value of employee stock options which uses Level 2 inputs. See Note 10 for a description of inputs used.

(4)
Cash and Cash Equivalents

As of December 31, 2025 and 2024, money market funds included in cash and cash equivalents on the balance sheets were $7,110,655 and $3,451,761, respectively. The Company considers all highly-liquid investments with a remaining maturity of three months or less at the date of purchase to be cash.

(5)
Commitments and Contingencies

(a)
Operating Leases

As of December 31, 2025, the Company has the right of use for its facilities located in Suwanee, GA under a long-term operating lease agreement, as amended (Lease Agreement), which expires in April 2029. The Company has the option (Extension Option) to extend the term for one consecutive term of five years each at the greater of the then current prevailing rental rate or current base rent rate, as agreed by both parties, and upon certain terms and conditions. The Company must provide written notice of its intent to exercise this extension option at between nine and 12 months prior to the expiration date of April 2029. Under the terms of the lease agreement, the Company’s monthly rent is subject to increases on an annual basis. As of December 31, 2025, the Company’s monthly rent payment was $52,614.

Operating right-of-use assets and lease liabilities consist of the following as of December 31:

	2025	2024
Lease right-of-use assets	$1,297,121	1,805,543

Lease liabilities:	2025	2024
Lease liabilities – current portion	$487,624	517,967
Lease liabilities – long-term portion	1,030,476	1,518,100
Total	$1,518,100	2,036,067

As of December 31, 2025 and 2024, the weighted-average discount rate for all operating leases with initial terms of more than one year was approximately 10% and the weighted-average remaining term for operating leases was 3.3 years and 4.3 years, respectively.

The operating lease agreement for the Company’s facility includes non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Operating lease expenses are included in general and administrative expenses in the Company’s statements of comprehensive loss and are summarized as follows for the years ending December 31:

Lease cost:	2025	2024
Operating lease cost	$619,796	619,796
Short-term lease cost	7,765	7,765
Variable lease cost	139,646	148,109
Total	$767,207	775,670

The following table summarizes the Company’s undiscounted cash payment obligations for its operating lease liabilities with initial terms of more than twelve months as of December 31, 2025:

Operating leases:
2026	$654,514
2027	680,694
2028	707,922
2029	243,835
2030	—
Total undiscounted lease payments -operating leases	2,286,965
Less: imputed interest	(768,865)
Lease liability	1,518,100
Less: current portion of lease liability	(487,624)
Lease liability, less current portion	$1,030,476

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

(c)
Legal Claims

Occasionally, the Company may be a party to legal claims or proceedings of which the outcomes are subject to significant uncertainty. In accordance with ASC 450, Contingencies, the Company will assess the likelihood of an adverse judgment for any outstanding claim as well as ranges of probable losses. When it has been determined that a loss is probable and the amount can be reasonably estimated, the Company will record a liability. For the years ended December 31, 2025 and 2024, there were no material legal contingencies requiring accrual or disclosure.

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director who is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provides for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of December 31, 2025 and 2024.

(6)
Notes Payable

AFCO Credit Corporation (AFCO)

In July 2025, the Company executed a promissory note with AFCO to finance certain insurance premiums totaling $367,450, requiring the Company to pay $31,672 in a down payment and make monthly installment payments. The annual interest rate was 7.44% and the monthly installment is $31,672, which represents principal and interest. The Note was paid in full without penalty in November 2025.

Interest expense in connection with the AFCO Promissory Note was $8,614 for the year ended December 31, 2025.

(7)
Convertible Notes with Warrants

(a)        Convertible Notes with Warrants (November 2023 Financing)

On November 21, 2023, the Company issued (i) senior unsecured convertible notes in an aggregate principal amount of $6,850,000 (“2023 Notes”), convertible into shares of common stock at a conversion price of $1.18 per share, (ii) Series A Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.18 per share, and (iii) Series B Warrants, together with the Series A Warrants, and, together with the convertible notes, to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.475 per share. The financing resulted in aggregate gross proceeds of $6,850,000, before $525,144 of issuance costs.

The 2023 Notes accrued interest at a rate of 6.0% per annum, payable annually, in cash or shares of common stock at the Company’s option. In November 2024, the Company paid $111,000 of accrued interest in cash and $300,000 accrued interest in 315,790 shares of common stock. In November 2025, the Company paid $407,841 in accrued interest in 516,256 shares of common stock.

As noted above, the 2023 Notes were convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $1.18. The conversion feature did not meet the requirements for separate accounting and was not accounted for as a derivative instrument. As of December 31, 2024, the 2023 Convertible Notes had not been converted into shares of common stock. In April 2025, $85,000 of convertible notes were converted into 72,033 shares of common stock.

The 2023 Notes matured on November 21, 2025, and were repaid in full by the Company with proceeds from the November 2025 Financing discussed below. No gain or loss was recorded upon repayment of the 2023 Notes.

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

The Series B Warrants expired in November 2024.

The Series A Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock from which they are issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise.

The Series A and Series B Warrants were valued using the Black-Scholes option pricing model with the following assumptions:

	Series A Warrants	Series B Warrants
Expected term (in years)	5	1
Risk‑free interest rate	4.55%	5.24%
Dividend yield	—%	—%
Expected volatility	104.89%	113.84%
Exercise price	$1.18	$1.48
Stock price	$0.95	$0.95

Black-Scholes value	$0.55	$0.28

The November 2023 Financing proceeds of $6,850,000 net of $525,144 in issuance costs were allocated to the convertible notes and Series A and Series B Warrants using the relative fair value method. The proceeds allocated to the warrants was $2,219,165 and was recorded as a component of stockholders’ equity.

For the year ended December 31, 2025, the Company recognized total interest expense on the 2023 Notes of $1,794,113, including coupon interest expense of $363,315, amortization of debt discount and issuance costs of $1,430,798. For the year ended December 31, 2024, the Company recognized total interest expense on the convertible notes of $1,603,575, including coupon interest expense of $411,001 amortization of debt discount and issuance costs of $1,192,574. The effective interest rate for the discount amortization was 32.3%. The Notes and accrued interest, net of unamortized discount costs was $47,841 and $5,406,228 as of December 31, 2025 and 2024, respectively. See Note 3 for further detail regarding fair value of the 2023 Notes.

(b)     Convertible Notes with Warrants (November 2025 Financing)

In November 2025, the Company issued (i) senior secured convertible notes (“2025 Notes”) in an aggregate principal amount of $12,000,000, convertible into shares of 16,378,563 common stock at a conversion price of $0.73 per share, (ii) Series A-1 Warrants to purchase up to an aggregate of 16,378,563 shares of common stock at an exercise price of $0.81 per share, subject to adjustments, (iii) Series B-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $0.92 per share, subject to adjustments, and (iv) Series C-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $1.10 per share, subject to adjustments (Series A-1 Warrants, Series B-1 Warrants and Series C-1 Warrants are collectively the “Warrants”). The financing resulted in aggregate gross proceeds of $12,000,000, before $718,528 of issuance costs.

The 2025 Notes accrue interest at a rate of 8.5% per annum, payable annually in-kind by increasing the principal balance outstanding. The Company granted a security interest in substantially all of its assets to the holders of the 2025 Notes. The 2025 Notes mature in November 2035. The Company has a call option where it may voluntarily redeem the 2025 Notes after seven and one half years from Note issuance at 112% of the then-outstanding principal.

The 2025 Notes are convertible into shares of common stock at the election of the holder at any time (“Conversion Option”) at an initial conversion price of $0.73 (“Conversion Price”). The Conversion Price is adjustable proportionally for certain events including stock splits, reverse stock splits and stock dividends (each a “Share Combination Event”). Additionally, upon a Share Combination Event, the conversion price will also be further adjusted to the lowest dollar volume-weighted average price (VWAP) of the Company’s common stock during the five-day period following any Share Combination Event, but only if the conversion price (after the standard proportional adjustment) is higher than the market price.

The Company may require conversion of the 2025 Notes, in whole or in part, if at any time (i) a Registration Statement is effective, (ii) for the immediately preceding thirty (30) consecutive trading days, the VWAP has exceeded 450% of the then-effective Conversion Price on each such trading day, (iii) the total daily trading volume of the Common Stock is at least $1,500,000.00, and (iv) certain equity conditions are satisfied (effective registration statement is available, sufficient authorized shares are available, etc.). The holders of the 2025 Notes may require prepayment of principal and accrued interest upon certain Events of Default (failure to timely pay amounts owed under the 2025 Notes, failure to deliver shares upon conversion of the 2025 Notes or exercise of the related Warrants, failure to maintain an effective registration statement related to the common shares underlying the 2025 Notes and related Warrants, etc.), and the Company must redeem the 2025 Notes if involuntary bankruptcy proceedings are initiated against the Company and not dismissed within 60 days or if the Company voluntarily initiates bankruptcy. Additionally, in the event of Fundamental Transaction, the Company must redeem the 2025 Notes, and if the Fundamental Transaction occurs in the first 5 years of note issuance, the redemption will include a premium.

If the Company offers future rights such as convertible securities, options, or warrants to purchase common stock to common stockholders (“Purchase Rights”), the holder/investor of the 2025 Notes are likewise entitled to receive such Purchase Rights as if the Notes were converted and the corresponding shares of common stock were outstanding.

As of December 31, 2025, the 2025 Notes have not been converted into shares of common stock.

Warrants

The Series A-1 Warrants are exercisable immediately and expire ten years from the date of issuance. The Series B-1 Warrants are exercisable immediately and expire at the earlier of (i) the tenth anniversary of the issuance of the Warrants, or (ii) 45 days after the Company discloses two consecutive quarters of at least $3.25 million in sales. The Series C-1 Warrants are exercisable immediately and expire at the earlier of (i) the tenth anniversary of the issuance of the Warrants, or (ii) 45 days after the Company discloses FDA approval of FemBloc.

The exercise price of the Warrants are adjustable proportionally in the event of a Share Combination Event. Additionally, similar to the Conversion Option in the 2025 Notes, upon a Share Combination Event, the exercise prices of the Warrants will also be further adjusted to the lowest VWAP of the Company’s common stock during the five-day period following any Share Combination Event, but only if the exercise price (after the standard proportional adjustment) is higher than the market price. The number of Warrants exercisable will also be adjusted such that the aggregate exercise price remains constant.

In the event of a Fundamental Transaction within the Company’s control, the holders of the Warrants are entitled to put the unexercised portion of the Warrants to the Company in exchange for cash at their then Black-Scholes value. If the Fundamental Transaction is outside of the Company’s control, the holders of the Warrants may receive consideration for the unexercised portion of the Warrants equal to the then Black-Scholes value in the same form (cash or equity) as other common shareholders pursuant to the Fundamental Transaction.

If the Company offers future rights such as convertible securities, options, or warrants to purchase common stock to common stockholders (“Purchase Rights”), the holders of the Warrants are likewise entitled to receive such Purchase Rights as if the Warrant were exercised and the corresponding shares of common stock were outstanding.

As of December 31, 2025 the Warrants have not been exercised.

The 2025 Notes and Warrants are freestanding financial instruments that are legally detachable and separately exercisable. Due to the adjustments to the conversion price of the 2025 Notes and the exercise prices of the Warrants upon a Share Combination Event beyond a standard proportional adjustment (but only if the market price of the Company’s common stock is lower than the Conversion Price of the 2025 Notes or exercise prices of the Warrants) and due to the requirement that shareholder approval be obtained for conversion and exercises that would exceed 19.99% of the outstanding shares of the Company, both the Conversion Option and the Warrants were determined to be not indexed to the Company’s common stock. As a result, at issuance, the Conversion Option was bifurcated from the 2025 Notes, and both the Conversion Option and Warrants were recognized as derivative liabilities on the Company’s balance sheet. The Conversion Option and Warrants will be remeasured at fair value every reporting period. The Notes will be accreted to their maturity value based on the effective interest method. The accretion is recorded as a credit to interest expense and was ($43,748) for the year ended December 31, 2025. The effective interest rate of the 2025 Notes is approximately 21.9%.

See Note 3 for further detail regarding fair value of the 2025 Notes, Conversion Option and Warrants liabilities.

The following summarizes the carrying values of the November 2025 and November 2023 Convertible Notes as of December 31, 2025 and 2024:

	Stated Interest Rate	2025	2024
November 2023 Convertible Notes, including related parties	6.0%	$—	$6,850,000

Issuance of November 2025 Convertible Notes	8.5%	12,000,000	—
PIK interest on November 2025 Notes		132,139	—
Less unamortized discount and debt issuance costs		(8,953,275)	(1,443,772)
Total Convertible Notes Payable		3,178,864	5,406,228
Convertible Notes Payable, short term		—	(5,406,228)
Convertible Notes Payable		$3,178,864	$—

No amounts are due under the 2025 Notes until they mature in November 2035. In March 2026, the Company modified the 2025 Notes and related Warrants to remove the non-standard adjustment to the conversion price and exercise prices upon a Share Combination Event (See Note 16).

(8)       Income Taxes

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures on January 1, 2025 on a prospective basis. Accordingly, the presentation of certain prior year disclosures below differs from 2025 disclosures.

Income tax expense consists of the following:

Income tax expense from continuing operations	2025
Current tax expense
Federal	$—
State and local	1,297
Total current tax expense	$1,297

Deferred tax expense
Federal	(4,205,724)
State and local	13,844
Total deferred tax expense	$(4,191,880)

Valuation allowance	4,191,880

Total income tax expense
Federal	—
State and local	1,297
Total income tax expense	$1,297

The current tax provisions and deferred tax provisions, as reflected in the financial statements are as follows as of December 31, 2024:

2024
Current federal taxes	$—
Current state taxes	9,602
Current tax provision	9,602
Deferred federal taxes	(4,433,940)
Deferred state taxes	(342,310)
Valuation allowance change	4,776,250
Deferred tax provision	—
Total income tax expense provision	$9,602

As further described in Note 2, Summary of Significant Accounting Policies, the Company has elected to prospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the federal statutory rate to the Company’s effective rate for the year ended December 31, 2025:

	2025
	Total	%

Loss from continuing operations before income tax expense	$(18,626,590)

Tax provision at U.S. federal statutory rate	(3,911,584)	21.00%
Federal
Permanent differences	(73,174)	0.40%
Research and development credit	(415,511)	2.20%
Other deferred adjustments	194,817	(1.00)%
Valuation allowance	4,205,724	(22.60)%
Changes in unrecognized tax benefits
State income taxes, net of federal income tax benefit	1,025	0.00%
Income tax expense	$1,297	—%

The following is a reconciliation of income tax expense at the statutory federal income tax rate and income taxes as for the year ended December 31, 2024 in accordance with guidance prior to the adoption of ASU 2023-09:

2024
Federal income tax at statutory federal rate	21%
Permanent differences	—
Research and development credit	3
Other deferred adjustments	—
State income tax expense (net of federal benefit)	2
Valuation allowance	(26)
Effective tax rate	—%

Under the prospective adoption of ASU 2023-09, income taxes paid by jurisdiction as of December 31, 2025, are as follows:

2025
U.S. Federal	$—
New York	2,000
California	1,600
New Hampshire	1,100
Georgia	1,000
New Jersey	500
Massachusetts	456
Other States	150
Total U.S. State and Local	6,806
Total income taxes paid	$6,806

Deferred tax assets (liabilities) consisted of the following as of December 31, 2025 and 2024:

	2025	2024
Deferred tax asset arising from
Net operating loss carryforwards	$26,318,782	23,030,273
Accrued expenses (compensation)	109,914	138,806
Intangibles	98,355	93,426
Property and equipment	67,159	80,313
Research and development expense capitalization	3,835,472	3,326,621
Research and development tax credits	4,139,328	3,839,058
Share-based compensation expense	375,773	257,891
Lease liabilities	344,986	471,733
Other	10,796	5,210
Deferred tax asset	35,300,565	31,243,331
Deferred tax liability arising from:
Uniform capitalization	—	(11,092)
Right-of-use assets	(294,769)	(418,323)
Deferred tax liability	(294,769)	(429,415)
Valuation allowance	$35,005,796	30,813,916
Net deferred tax asset	$—	—

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and the Company is required to reduce its deferred tax assets by a valuation allowance if it is more likely than not that some or all of its deferred tax assets will not be realized. Management must use judgment in assessing the potential need for a valuation allowance, which requires an evaluation of both negative and positive evidence. The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified. In determining the need for and amount of the valuation allowance, if any, the Company assesses the likelihood that it will be able to recover its deferred tax assets using historical levels of income, estimates of future income and tax planning strategies. As a result of historical cumulative losses, the Company determined that, based on all available evidence, there was substantial uncertainty as to whether it will recover recorded net deferred taxes in future periods. Accordingly, the Company recorded a valuation allowance against all of its net deferred tax assets as of December 31, 2025 and 2024. The change in valuation allowance was $4,191,880 and $4,776,250 for the years ended December 31, 2025 and 2024, respectively.

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

As of December 31, 2025 and 2024, respectively, the Company has $120,129,845 and $104,880,492 of federal net operating loss carryforwards and $4,139,328 and $3,723,817 of federal research and experimentation tax credits, respectively, and state net operating loss carryforwards of $20,275,840 and $17,675,024, respectively. The utilization of such net operating loss carryforwards and the realization of tax benefits in future years depend predominately upon having taxable income. Under the provisions of the Internal Revenue Code, certain substantial changes in the Company’s ownership may result in a limitation on the amount of net operating loss carryforwards and tax credit carryforwards that may be used in future years.

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

The following schedule indicates the expiration year, as of December 31, for the Company’s federal net operating loss carryforwards available to future years without taking into account any Section 382 limitations as of December 31, 2025:

2026	$1,213,130
2027	2,082,043
2028	2,536,605
2029	2,235,045
2030	4,132,949
2031	3,160,709
2032	3,533,521
2033	2,987,848
2034	2,516,728
2035	4,777,558
2036	4,503,474
2037	6,869,819
2038	11,194,631
Indefinitely	68,385,785
Total	$120,129,845

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

On July 1, 2022, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. (“Piper Sandler” or the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. In October 2023, the Sales Agent was authorized to sell shares for aggregate proceeds up to $16.7 million at current market prices until all shares are sold. During the year ended December 31, 2025, we sold approximately 5.6 million shares of common stock for aggregate proceeds of $7.0 million. In December 2025, we filed a new prospectus pursuant to which we may sell up to $9.8 million under the Equity Distribution Agreement. In July 2025, the Company filed a prospectus to sell up to $150 million in stock, debt securities and warrants. As of December 31, 2025, the amount we are authorized to sell is subject to baby-shelf limitations. The Company may only offer one-third of the public float during and trailing twelve-month period. Based on our public float, as of the date of the filing of this Annual Report on Form 10-K, we are only permitted to utilize a shelf registration statement, including the registration statement under which our at the market offering is operated, subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75.0 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules.

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

(b)       Convertible Preferred Stock

As of December 31, 2025, no shares of convertible preferred stock have been issued and/or outstanding, and no dividends have been declared or paid since inception.

(c)       Redeemable Convertible Preferred Stock

As of December 31, 2025, no shares of redeemable convertible preferred stock have been issued and/or outstanding, and no dividends have been declared or paid since inception.

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

The purpose of authorizing the Board of Directors to issue preferred stock and determine its rights and preferences is to eliminate delays associated with a stockholder vote on specific issuances. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions, future financings, and other corporate purposes, could have the effect of making it more difficult for a third-party to acquire, or could discourage a third-party from seeking to acquire, a majority of the outstanding voting stock. As of December 31, 2025 and 2024, no shares of preferred stock are outstanding.

(e)   June 2025 Financing

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

Additionally, common warrants to purchase 105,726 shares of common stock were issued to the underwriter as a commission for services performed. The underwriter warrants are exercisable beginning December 2, 2025, have a 5-year term and an exercise price of $1.0625 per share. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock from which they are issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise. The warrants were valued at $56,035 using Black-Scholes assumptions. As of December 31, 2025, 105,726 underwriter warrants remain outstanding.

(f)   Any Market Purchase Agreement (“AMPA”)

On June 30, 2025, the Company entered into an Any Market Purchase Agreement (“Purchase Agreement” or “AMPA”) with Alumni Capital LP (“Alumni”) whereby the Company has the right, but not obligation, to sell to Alumni up to an aggregate of $10 million in shares of common stock in a series of purchases until December 31, 2026. The Company may elect that Alumni purchase up to $1 million in shares of common stock (or up to $5 million if mutually agreed) at either (i) the lowest traded price for four previous business days, multiplied by 90% or (ii) up to the lesser of (a) $1 million in shares of common stock or (b) 100% of the average daily trading volume of common stock for previous two business days at lowest daily dollar volume-weighted-average price, multiplied by 97%. The Company is limited to issuances to Alumni or 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement. The Purchase Agreement allows the Company to raise equity on a periodic basis at its discretion depending on a variety of factors including market conditions, the trading price of the common stock, and use of proceeds for operating activities. Due to certain pricing and settlement provisions, the Purchase Agreement includes an embedded put option contract. The Company accounts for the Purchase Agreement as a derivative, with a fair value remeasured each reporting period. The difference between the discounted purchase price and fair value of the shares will be expensed in the period the transaction occurs as a non-cash, nonoperating financing cost. See Note 3 for further detail regarding fair value of the AMPA.

The Company incurred a 2% commitment fee of $200,000 and an additional $86,295 in expenses as of December 31, 2025, which are included as other expense in the statements of comprehensive loss.

(g)   August 2025 Financing

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

As of December 31, 2025, 6,750,000 pre-funded warrants, 12,965,476 common warrants and 443,692 placement agent warrants remain outstanding.

(h)       Warrants

As of December 31, 2025, the Company has warrants outstanding to purchase shares of common stock, which are all exercisable in whole or in part, with expiration dates as follows:

Expiration date	2025		2024
	Number of warrants outstanding	Exercise price	Number of warrants outstanding	Exercise price
April 2025	—	$—	55,177	$7.25
December 2026	128,934	$9.45	128,934	$9.45
January 2027	12,705	$9.45	12,705	$9.45
April 2028	68,809	$1.53	68,809	$1.53
November 2028	5,805,083	$1.18	5,805,083	$1.18
June 2030	105,726	$1.06	—	$—
August 2030	13,409,168	$0.36-.5151	—	$—
November 2035	49,135,689	$0.81-1.10	—	$—
Pre-funded warrants	6,750,000	no expiration	—	—
Total	75,416,114		6,070,708

In April 2025, 55,177 warrants to purchase shares of common stock expired.

(i)       Dividends

As of December 31, 2025, no dividends have been declared or paid since inception.

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

(b)       Stock Option Plans – Post the IPO

In June 2021, in connection with the IPO, the 2021 Equity Incentive Plan (2021 Plan) became effective, which was adopted by the Board of Directors in February 2021 and approved by stockholders in March 2021. The 2021 Plan is administered by our compensation committee.

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

Options granted under the 2021 Plan may be either ISOs or non-qualified stock options. The price at which shares of common stock may be purchased upon exercise shall be determined by the compensation committee but shall not be less than the fair market value of one share of common stock on the date of grant, or, in the case of an ISO granted to a ten-percent stockholder, less than 110% of the fair market value of a share of common stock on the date of grant. The compensation committee may grant options that have a term of up to 10 years, or, in the case of an ISO granted to a ten-percent stockholder, five years. The award agreement shall specify the exercise price, term, vesting requirements, including any performance goals, and any other terms and conditions applicable to the granted option. Unless otherwise provided in an award agreement or an effective employment, consulting, severance or similar agreement with us or a subsidiary, upon a participant’s termination of service for any reason, the unvested portion of each award of options granted generally will be forfeited with no compensation due to the participant.

Activity under the stock option plans was as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2023	2,102,030	$2.00
Granted	1,359,821	1.07
Forfeited	(487,632)	1.84
Outstanding at December 31, 2024	2,974,219	$1.60	847,758
Granted	1,639,915	1.08
Forfeited	(783,743)	1.15
Outstanding at December 31, 2025	3,830,391	$1.47	92,127

Vested and exercisable at December 31, 2025	2,021,208	$1.87	75,115

The intrinsic value represents the amount by which the market price of the underlying stock at December 31, 2025 exceeds the exercise price of an option.

Stock options granted under the 2021 Plan for the years ended December 31, 2025 and 2024 were as follows:

	2025	2024
Employee	1,569,515	1,286,921
Nonemployee	70,400	72,900
Total	1,639,915	1,359,821

The Black-Scholes weighted-average assumptions for all stock option awards granted during 2025 and 2024 were as follows:

	2025		2024
	2021 Plan	Inducement Grants	2021 Plan	Inducement Grants
Fair Value of Awards	$0.83	0.69	0.91	0.94
Grant Price	$1.08	0.9	1.07	1.1

Expected term (in years)	6.04	6.25	6.20	6.25
Risk‑free interest rate	4.34%	4.03%	4.04%	4.10%
Dividend yield	—%	—%	—%	—%
Expected volatility	91.17%	88.50%	109.61%	109.64%

The intrinsic values represent the dollar value of the exercised stock options whereby the fair market value of the underlying common stock exceeded the exercise price of the stock option as of the exercise date. There were no options exercised during 2025 and 2024.

The options outstanding and vested and currently exercisable by exercise prices as of December 31, 2025 were as follows:

Options outstanding			Options vested and exercisable
Exercise price	Outstanding (in shares)	Weighted average remaining life years	Number of options vested	Weighted average Exercise price	Weighted average remaining life years
$0.47 - 0.49	1,021,300	6.31	832,500	$0.49	6.04
0.50 - 0.80	523,596	7.84	159,381	0.76	6.80
0.81 - 1.33	1,579,479	8.37	450,359	1.10	6.80
1.34 - 1.74	204,846	1.06	87,435	1.67	1.62
1.75 - 3.14	103,550	2.40	93,913	2.59	2.01
3.15 - 3.60	237,614	1.34	237,614	3.24	1.34
3.61 - 13.00	160,006	4.73	160,006	9.94	4.73
	3,830,391	6.61	2,021,208	1.87	5.23

As of December 31, 2025, the total number of shares of common stock reserved for future awards under the 2021 Plan is 3,701,726.

(c)
Inducement Grants

Since 2023, the Company has granted 250,000 inducement grants, a stock option grant to certain employees for the right to purchase shares, which were approved by the Compensation Committee. The inducement grants vest in equal installments over four years provided the employee remains employed by the Company on the vesting date.

The inducement grants are summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life years
Outstanding at December 31, 2024	250,000	$1.89	8.07
Granted	100,000	0.90	10.48
Forfeited	(212,500)	1.02
Outstanding at December 31, 2025	137,500	$2.52	4.53
Vested and exercisable at December 31, 2025	112,500	$2.42	4.17

(d)
Valuation

The Company uses the Black‑Scholes option pricing model to determine the fair value of stock awards granted to employees and non-employees. The determination of the fair value of share‑based payment awards granted using a pricing model is affected by the Company’s stock price as well as the assumptions regarding a number of complex and subjective variables as follows:

(i)
Expected Term

The expected term of stock options represents the period where the stock options are expected to remain outstanding. The Company’s historical share option exercise experience does not provide a reasonable basis upon which to estimate an expected term because of a lack of sufficient data. Therefore, the Company estimates the expected term for all options granted by using the simplified method provided by Compensation—Stock Compensation (Topic 718): Improvements to Accounting for Stock Compensation (ASC 718), which calculates the expected term as the average of the time-to-vesting and the contractual life of the options. The contractual term for options awarded since inception is 10 years for employees and non-employees.

(ii)
Risk‑Free Interest Rate

The risk‑free interest rate is based on U.S. Treasury zero‑coupon issues with remaining terms similar to the expected term on the options.

(iii)
Dividend Yield

The Company has not declared or paid any cash dividends from inception through December 31, 2025 and does not plan to pay any cash dividends in the foreseeable future, and, therefore, used an expected dividend yield of zero in the valuation model.

(iv)
Expected Volatility

Expected volatility measures the amount that a stock price has fluctuated or is expected to fluctuate during a period. The Company determines volatility based on an analysis of comparable companies.

(v)
Forfeitures

The Company accounts for forfeitures as they occur.

(e)
Employee Stock Purchase Plan (ESPP)

In June 2021, in connection with the IPO, the ESPP became effective upon adoption by the Board of Directors in February 2021 and the stockholders approved the 2021 ESPP in March 2021. The ESPP is administered by the compensation committee.

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

As of December 31, 2025, 234,801 shares of common stock have been purchased under the ESPP to date, and the total number of shares of common stock reserved for future awards under the ESPP is 618,735.

(f)
Stock‑Based Compensation Expense

Stock‑based compensation expense recognized is based on the value of the portion of stock option awards that is ultimately expected to vest on a straight-line basis. Stock‑based compensation expense recognized in the Company’s statements of comprehensive loss during the years ended December 31, 2025, and 2024 includes compensation expense for stock‑based awards based on the fair value estimated in accordance with the provisions of ASC 718.

The following table shows the stock-based compensation expense related to vested stock option grants to employees and non-employees awarded under the stock plans and inducement grants by financial statement line item on the accompanying statements of comprehensive loss:

	2025	2024
Research and development	$224,714	179,911
Sales and marketing	52,537	48,379
General and administrative	512,894	215,857
Total share-based compensation expense	$790,145	444,147

As of December 31, 2025, the remaining amount of stock‑based compensation expense that is expected to be recognized in future periods for employees and non-employees is $1,138,799 which includes $155,222 of compensation expense to be recognized upon achieving a certain performance condition. The $983,577 of unrecognized expense is expected to be recognized over a weighted-average period of 2.5 years.

(11)
Retirement Plan

The Company has a 401(k) defined contribution plan covering substantially all employees, meeting certain eligibility requirements. The Company has no required matching or other contribution requirements. For the years ended December 31, 2025 and 2024, the Company contributed $122,917 and $97,876 of voluntary employer matching contributions.

(12)
Related‑Party Transactions

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants (see Note 7a). The transaction included issuance of a $5 million convertible note and 4,237,288 Series A and 4,237,288 Series B Warrants to PharmaCyte Biotech, Inc. The interim CEO, President and Director of PharmaCyte Biotech, Inc., Joshua Silverman, served on the Company’s board of directors until March 2026. The Series B Warrants expired in November 2024. In November 2024, the Company paid PharmaCyte accrued interest on the convertible note of $300,000 in equity of 315,790 common shares. In November 2025, the Company paid PharmaCyte accrued interest on the convertible note of $300,000 in equity of 379,747 common shares. In November 2025, the convertible notes principal balance of $5 million was repaid at maturity. No amounts were due to Pharmacyte as of December 31, 2025. Convertible notes of $5M and accrued interest of $32,500 were due to Pharmacyte as of December 31, 2024.

In the June 2025 Financing (see Note 9e), certain executive officers and a director of the Company of the purchased an aggregate of 98,040 shares of the Company’s common stock in a private placement at a price of $1.02 per share, for total gross proceeds of $100,001. Other investors in the private placement purchased common stock at a discounted price of $0.85 per share. No amounts were due to or from these related parties in connection with this transaction as of December 31, 2025.

In the August 2025 Financing (see Note 9g), certain executive officers of the Company purchased 87,363 common shares, with a common warrant, with a combined price of $0.5151. Gross proceeds from the transaction totaled $45,001. The price equaled the market price of the Company’s stock on the applicable purchase date. The common warrants have a 5-year term and an exercise price of $0.5151 per share. The warrants remain outstanding as of December 31, 2025. No amounts were due to or from these related parties in connection with this transaction as of December 31, 2025.

In the November 2025 Financing (see Note 7b), certain executive officers and a director of the Company purchased senior secured convertible notes with a combined principal balance of $100,000, convertible into common shares at a price of $0.73 per share. Additionally, in connection with the convertible notes, the officers and director were issued 136,488 Series A-1 Warrants, 136,488 Series B-1 Warrants and 136,488 Series C-1 Warrants at conversion exercise prices of $0.81, $0.92 and $1.10 per share, respectively. As of December 31, 2025, $100,000 in convertible notes were due to the officers and director, in addition to accrued interest of $1,251. All A-1, B-1 and C-1 warrants issued to the officers and director remain outstanding as of December 31 2025.

During the years ended December 31, 2025 and 2024, a family member of the CEO was employed and earned total cash compensation of $196,000 and $168,000, respectively. The compensation paid is consistent with market standards for comparable positions.

(13)
Net Loss per Share Attributable to Common Stockholders

The following table sets forth the computation of the basic and diluted net loss per share for the years ended December 31:

	2025	2024

Net loss attributable to common stockholders, basic and diluted	$(18,627,887)	(18,816,628)

Weighted-average common shares and pre-funded warrants outstanding- basic and diluted	39,549,218	22,267,695
Net loss per share attributable to common stockholders, basic and diluted	$(0.47)	(0.85)

Since the shares underlying the November 2025 pre-funded warrants were issuable for little consideration of $0.0001 per share, they were considered outstanding for both basic and diluted loss per share from the date of issuance.

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because they would be anti-dilutive for the years ended December 31:

	2025	2024
Options to purchase common stock	3,967,891	3,224,219
Warrants to purchase common stock, in connection with April 2023 financing	68,809	68,809
Warrants to purchase common stock, in connection with November 2023 financing	5,805,083	5,805,083
Warrants to purchase common stock, in connection with June 2025 financing	105,726	—
Warrants to purchase common stock, in connection with August 2025 financing	13,409,168	—
November 2025 convertible notes and PIK interest, if converted	16,558,917	—
Warrants to purchase common stock, in connection with November 2025 financing	49,135,689	—
Warrants to purchase common stock	141,639	196,816
Total potential shares	89,192,922	9,294,927

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

 Significant segment expenses, as provided to the CODM are as follows:

	2025	2024
Sales	$2,293,313	1,629,108
Cost of sales (excluding depreciation expense)	872,400	544,903
Research and development expense	2,072,771	2,217,610
Other research and development expenses	5,504,933	5,998,933
Total research and development expense	7,577,704	8,216,543
Sales and marketing expense	4,443,807	4,030,150
General and administrative expense	6,646,037	6,325,999
Depreciation and amortization expense	342,034	297,318
Total operating expenses	19,009,582	18,870,010
Total other expense	(1,037,921)	(1,021,221)
Loss before income taxes	(18,626,590)	(18,807,026)
Income tax expense	1,297	9,602
Net loss	$(18,627,887)	(18,816,628)

1
Other research and development expenses include clinical affairs, regulatory, manufacturing and quality assurance expenses.

(15)
Other Expense, net

The company incurred the following Other Expense, net for the years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Interest income	$101,760	582,354
Amortization of debt issuance costs and discount for 2025 and 2023 notes	(1,387,050)	(1,192,574)
Interest expense	(504,069)	(411,001)
Debt issuance costs for AMPA	(286,295)	—
Change in fair value of Conversion Option liability	503,000	—
Change in fair value of Warrants liabilities	731,000	—
Other expenses	(196,267)	—
Total other expense, net	$(1,037,921)	(1,021,221)

(16)
Subsequent Events

In February and March 2026, the Company sold 623,911 shares under the at-the-market facility, resulting in gross cash proceeds of $352,922.

In February 2026, $76,452 of the 2025 Notes and accrued interest were converted into 103,429 shares of common stock.

In March 2026, the Company modified the 2025 Notes and related Warrants to remove the non-standard adjustment to the conversion price and exercise prices, respectively, upon a Share Combination Event. As consideration for this modification, the Company issued the holders of the 2025 Notes and related Warrants new Series D-1 Warrants which allow the holders to purchase an aggregate number of 16,378,563 shares of the Company’s common stock. The exercise price of the Series D-1 Warrants is $0.58 per share, and the Warrants expire in March 2029.

Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our management, under the oversight of our board of directors, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Our independent registered accounting firm will not be required to opine on the effectiveness of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act until we are no longer an “emerging growth company” as defined in the JOBS Act.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.
Other Information.

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the twelve months ended December 31, 2025, none of our directors or officers adopted, terminated or modified a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K of the Exchange Act.

Item 9C.
Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None

PART III

Item 10.
Directors, Executive Officers and Corporate Governance.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Code of Ethics

The board of directors has adopted a Code of Ethics applicable to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. A copy of the Code of Ethics is available on our website www.femasys.com.

Item 11.
Executive Compensation.

Compensation of Directors and Executive Officers

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Item 12.
Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item with respect to the security ownership of certain beneficial owners and the security ownership of management is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Item 13.
Certain Relationships and Related Transactions, and Director Independence.

The information required by this item with respect to certain relationships and related transactions is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

Item 14.
Principal Accounting Fees and Services.

The information required by this item is incorporated herein by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders.

PART IV

Item 15.
Exhibits.

Exhibit Number	Description of Document	Schedule/Form	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	3.1	June 22, 2021
3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	3.2	June 22, 2021
3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc., dated as of March 29, 2023	Form 8-K	3.1	March 30, 2023
4.1	Description of the Registrant’s Securities	Form 10-K	4.1	March 24, 2022
4.2	Form of Certificate of Common Stock	Form S-1	4.1	May 14, 2021
4.3	Form of indenture	Form S-3	4.3	July 1, 2022
4.4	Form of Pre-Funded Warrant	Form 8-K	4.1	April 20, 2023
4.5	Form of Common Stock Warrant	Form 8-K	4.2	April 20, 2023
4.6	Form of Placement Agent Warrant	Form 8-K	4.3	April 20, 2023
4.7	Form of Series A Warrant	Form 8-K	4.1	November 15, 2023
4.8	Underwriter Warrant	Form 8-K	4.1	June 2, 2025
4.9	Underwriter Common Stock Purchase Warrant	Form 8-K	4.1	August 27, 2025
4.10	Pre-Funded Common Stock Purchase Warrant	Form 8-K	4.2	August 27, 2025
4.11	Common Stock Purchase Warrant	Form 8-K	4.3	August 27, 2025
4.12	Form of Series A-1 Warrant	Form 8-K	4.1	November 7, 2025
4.13	Form of Series B-1 Warrant	Form 8-K	4.2	November 7, 2025
4.14	Form of Series C-1 Warrant	Form 8-K	4.3	November 7, 2025
10.1	Femasys Inc. 2021 Equity Incentive Plan, and forms of agreements thereunder	Form S-1	10.3	May 14, 2021
10.2	Femasys Inc. 2021 Employee Stock Purchase Plan	Form S-1	10.4	May 14, 2021
10.3	Amended and Restated Employment Agreement, by and between Femasys Inc. and Kathy Lee-Sepsick	Form S-1/A	10.6	June 14, 2021
10.4	Femasys Inc. Non-Employee Director Compensation Policy	Form S-1/A	10.11	June 14, 2021
10.5	Form of Indemnification Agreement between Femasys Inc. and its directors and officers	Form S-1	10.12	May 14, 2021
10.6	Master Services Agreement and Statement of Work for consulting services, effective August 12, 2021, by and between Femasys Inc. and Bespoke Medical Affairs Solutions, LLC	Form 10-Q	10.1	November 12, 2021
10.7	Employment Agreement, dated as of February 28, 2022, between Femasys Inc. and Dov Elefant	Form 8-K	10.1	February 24, 2022
10.8	Form of Inducement Stock Option Agreement	Form 8-K	10.2	February 24, 2022

10.9	Equity Purchase Agreement dated July 1, 2022, between Femasys Inc. and Piper Sandler & Co.	Form S-3	1.2	July 1, 2022
10.10	Purchase Agreement dated June 30, 2025, by and between Femasys Inc. and Alumni Capital LP.	Form S-3	10.1	July 3, 2025
10.11	Separation Agreement with Daniel Currie	Form 8-K	10.1	October 17, 2025
10.12	Form of Senior Secured Convertible Note	Form 8-K	10.2	November 7, 2025
10.13	Form of Securities Purchase Agreement dated November 3, 2025 between Femasys Inc. and the other parties thereto	Form 8-K	10.1	November 7, 2025
10.14*	Form of Registration Rights Agreement dated November 7, 2025 between Femasys Inc. and the other parties thereto

19.1*	Insider Trading Policy
23.1*	Consent of KPMG LLP
24.1*	Power of Attorney (included on signature page)
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1	Clawback Policy	Form 10-K	97.1	March 28, 2024
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XRBL and contained in Exhibit 101)

* Filed herewith

Item 16.
Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of the Securities Act, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 31 day of March 2026.

FEMASYS INC.

Dated: March 31, 2026	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kathy Lee-Sepsick and Dov Elefant, and each of them as his or her true and lawful attorneys-in- fact and agents, each with the full power of substitution, for him or her and in his or her name, place or stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact, and each of them, or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

By: /s/ Kathy Lee-Sepsick		March 31, 2026
Kathy Lee-Sepsick	President and Chief Executive Officer (principal executive officer)

By: /s/ Dov Elefant		March 31, 2026
Dov Elefant	Chief Financial Officer (principal financial and accounting officer)

By: /s/ Charles Larsen		March 31, 2026
Charles Larsen	Chairperson of the Board of Directors

By: /s/ Alistair Milnes		March 31, 2026
Alistair Milnes	Director

By: /s/ Kenneth D. Eichenbaum		March 31, 2026
Kenneth D. Eichenbaum	Director

By: /s/ Edward Uzialko, Jr.		March 31, 2026
Edward Uzialko, Jr.	Director