Form 10-Q
period 2026-03-31
FEMASYS INC
filed 2026-05-08
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The Registrant had 60,390,686 shares of common stock, $0.001 par value, outstanding as of May 7, 2026.

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

• our ability to obtain U.S. Food and Drug Administration (FDA) approval for our U.S. product candidate, FemBloc for permanent birth control;

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed with the Securities and Exchange Commission (the “SEC”) as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. The forward-looking statements contained in this Quarterly Report on Form 10-Q are excluded from the safe harbor protection provided by the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933, as amended.

PART I. FINANCIAL INFORMATION

ITEM I.
Financial Statements

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Assets	March 31, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$5,386,041	9,266,353
Accounts receivable, net	172,264	616,600
Inventory	6,105,267	5,740,249
Prepaid and other current assets	679,917	833,133
Total current assets	12,343,489	16,456,335
Property and equipment, at cost:
Leasehold improvements	1,238,886	1,238,886
Office equipment	80,941	78,155
Furniture and fixtures	421,798	417,876
Machinery and equipment	3,095,633	3,065,713
Construction in progress	955,271	897,885
	5,792,529	5,698,515
Less accumulated depreciation	(3,868,518)	(3,802,940)
Net property and equipment	1,924,011	1,895,575
Long-term assets:
Lease right-of-use assets, net	1,178,941	1,297,121
Intangible assets, net of accumulated amortization	124,252	134,914
Other long-term assets	924,552	940,232
Total long-term assets	2,227,745	2,372,267

Total assets	$16,495,245	20,724,177

(continued)

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	March 31, 2026	December 31, 2025
Current liabilities:
Accounts payable	$1,597,591	1,830,124
Accrued expenses	1,024,706	1,265,773
Clinical holdback – current portion	52,572	52,644
Operating lease liabilities – current portion	480,286	487,624
Total current liabilities	3,155,155	3,636,165
Long-term liabilities:
Clinical holdback – long-term portion	54,487	52,370
Convertible notes payable, net	3,335,176	3,178,864
Conversion option liability	488,000	2,014,000
Warrants liabilities	1,260,000	4,943,000
Operating lease liabilities – long-term portion	912,534	1,030,476
Total long-term liabilities	6,050,197	11,218,710
Total liabilities	9,205,352	14,854,875
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par, 200,000,000 authorized, 60,507,909 shares issued and 60,390,686 outstanding as of March 31, 2026; and 59,720,010 shares issued and 59,602,787 outstanding as of December 31, 2025	60,508	59,720
Treasury stock, 117,223 common shares	(60,000)	(60,000)
Warrants	5,246,150	5,246,150
Additional paid-in capital	147,023,279	146,449,576
Accumulated deficit	(144,980,044)	(145,826,144)
Total stockholders’ equity	7,289,893	5,869,302

Total liabilities and stockholders' equity	$16,495,245	20,724,177

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Comprehensive Income (Loss)
(unaudited)

	Three Months Ended March 31,
	2026	2025
Sales	$424,889	341,264
Cost of sales (excluding depreciation expense)	158,606	117,266

Operating expenses:
Research and development	1,309,401	2,968,472
Sales and marketing	1,315,755	908,567
General and administrative	1,782,390	1,722,713
Depreciation and amortization	82,270	84,853
Total operating expenses	4,489,816	5,684,605
Loss from operations	(4,223,533)	(5,460,607)
Other income (expense):
Interest income	49,827	19,029
Change in fair value of conversion option liability	1,513,413	—
Change in fair value of warrants liabilities	3,683,000	—
Interest expense	(176,607)	(459,449)
Total other income (expense), net	5,069,633	(440,420)
Income (loss) before income taxes	846,100	(5,901,027)
Income tax benefit	—	(4,188)
Net income (loss)	$846,100	(5,896,839)
Net income (loss) attributable to common stockholders	$328,646	(5,896,839)
Earnings (losses) per share:
Basic earnings per share	$0.00	(0.23)
Diluted earnings per share	$0.00	(0.23)

Weighted average common shares outstanding:
Basic	66,645,591	25,149,236
Diluted	78,095,633	25,149,236

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common stock		Treasury common stock			Additional	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Warrants	paid-in capital	deficit	equity
THREE MONTHS ENDED MARCH 31, 2026

Balance at December 31, 2025	59,602,787	$59,720	117,223	$(60,000)	$5,246,150	$146,449,576	$(145,826,144)	$5,869,302

Issuance of common stock in connection with at-the-market offering, net of issuance costs	623,911	624	—	—	—	341,536	—	342,160
Issuance of common shares in payment of 2023 convertible note interest, including related parties	60,559	61	—	—	—	47,780	—	47,841
Conversion of 2025 convertible notes into common stock	103,429	103	—	—	—	32,779	—	32,882
Share-based compensation expense	—	—	—	—	—	151,608	—	151,608
Net income	—	—	—	—	—	—	846,100	846,100
Balance at March 31, 2026	60,390,686	$60,508	117,223	$(60,000)	$5,246,150	$147,023,279	$(144,980,044)	$7,289,893

THREE MONTHS ENDED MARCH 31, 2025

Balance at December 31, 2024	23,355,926	$23,473	117,223	$(60,000)	$1,860,008	$127,679,198	$(127,198,257)	$2,304,422

Issuance of common stock in connection with at-the-market offering, net of issuance costs	3,731,960	3,732	—	—	—	5,218,165	—	5,221,897
Share-based compensation expense	—	—	—	—	—	367,237	—	367,237
Net loss	—	—	—	—	—	—	(5,896,839)	(5,896,839)
Balance at March 31, 2025	27,087,886	$27,205	117,223	$(60,000)	$1,860,008	$133,264,600	$(133,095,096)	$1,996,717

 The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Cash Flows
  (unaudited)

	Three Months Ended March 31
	2026	2025
Cash flows from operating activities:
Net income (loss)	$846,100	(5,896,839)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	65,578	77,682
Amortization	16,692	7,171
Change in fair value of conversion option liability	(1,513,413)	—
Change in fair value of warrants liabilities	(3,683,000)	—
Amortization of right-of-use assets	118,180	132,207
Loss on fixed asset dispositions	—	43,507
Share-based compensation expense	151,608	367,237
Amortization of debt issuance costs and discount	176,607	356,699
Changes in operating assets and liabilities:
Accounts receivable	444,336	254,775
Inventory	(365,018)	(815,865)
Prepaid and other assets	168,722	(53,523)
Accounts payable	(253,439)	890,678
Accrued expenses	(193,226)	19,239
Lease liabilities	(125,280)	(133,076)
Other liabilities	2,045	(15,106)
Net cash used in operating activities	(4,143,508)	(4,765,214)
Cash flows from investing activities:
Purchases of property and equipment	(79,138)	(96,605)
Net cash used in investing activities	(79,138)	(96,605)
Cash flows from financing activities:
Proceeds from at-the-market sales of common stock	352,922	5,392,027
Issuance costs for at-the-market sales of common stock	(10,588)	(161,761)
Net cash provided by financing activities	342,334	5,230,266
Net change in cash and cash equivalents	(3,880,312)	368,447
Cash and cash equivalents:
Beginning of period	9,266,353	3,451,761
End of period	$5,386,041	3,820,208

Supplemental cash flow information
Cash paid for:
Interest	$—	—
Income taxes	—	—
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable	14,876	22,072
Acquisition of patents included in accounts payable	6,030	—
Conversion of November 2025 convertible notes into common stock	76,452	—
Payment of November 2023 convertible note interest in common stock	47,841	—
Deferred offering costs reclassified to additional paid-in capital	174	8,369

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

Basis of Presentation

The Company has prepared the accompanying condensed financial statements pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been condensed or omitted pursuant to these rules and regulations. These condensed financial statements should be read in conjunction with the Company’s audited financial statements and footnotes related thereto for the year ended December 31, 2025 included in our Annual Report on Form 10-K filed with the SEC on March 31, 2026 (the Annual Report). There have been no material changes to the Company’s significant accounting policies described in Note 2 to the financial statements included in the Annual Report.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows at the dates for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results expected for the full year.

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

Liquidity

As of March 31, 2026, the Company had cash and cash equivalents of $5,386,041. The Company plans to finance its operations and commercial and development needs with its existing cash and cash equivalents, additional equity and/or debt financing arrangements, and revenue primarily anticipated from domestic sales of FemaSeed and FemVue and international sales of FemBloc, FemaSeed, and FemVue to support the Company’s commercial efforts and research and development activities, primarily focused on FemBloc. There can be no assurance that the Company will be able to obtain additional financing on terms acceptable to the Company, on a timely basis, or at all. If the Company is not able to obtain sufficient funds on acceptable terms when needed, the Company’s business, results of operations, and financial condition could be materially adversely impacted.

For the three months ended March 31, 2026, the Company generated net income of $846,100. The Company expects losses to increase over the next few years as the Company commercializes FemaSeed and its other products and advances FemBloc through clinical development if and until FDA approval is received and the product is available to be marketed in the U.S.

The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses in every year since inception with the exception of the three months ended March 31, 2026. The Company has an accumulated deficit as of March 31, 2026 of $144,980,044 and expects to incur additional losses and negative operating cash flows for at least the next twelve months. The Company’s ability to meet its obligations is dependent upon its ability to generate sufficient cash flows from operations and future financing transactions. Although management expects the Company will continue as a going concern, there is no assurance that management’s plans will be successful because the availability and amount of such funding are not certain. Accordingly, substantial doubt exists about the Company’s ability to continue as a going concern for at least one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability of assets or the amounts and classifications of liabilities that may result from the possible inability of the Company to continue as a going concern.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

Recently Issued Accounting Pronouncements – Recently Adopted

In November 2024, the FASB issued ASU 2024-04, Debt—Debt with Conversion and Other Options (Subtopic 470-20): Induced Conversions of Convertible Debt Instruments. The ASU clarifies the accounting for induced conversion of convertible debt instruments and requires entities to recognize the fair value of any incremental consideration provided to induce conversion as expense. ASU 2024-04 is effective for the Company’s annual reporting periods beginning after December 15, 2025. The Company adopted the ASU on January 1, 2026, and it did not have an impact on the Company’s financial statements.

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The standard requires public business entities to disclose additional information about specific expense categories included in relevant income statement captions, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and certain other expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026. Early adoption is permitted. The ASU may be applied either with a prospective or a fully retrospective transition method. Management is currently assessing the impact of this standard on the Company’s financial statements and will adopt the ASU on January 1, 2027.

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

The following fair value hierarchy table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis:

	Fair value measurement at Reporting Date
	(Level 1)	(Level 2)	(Level 3)
As of March 31, 2026

Liabilities:
AMPA liability			$-
Conversion Option liability			$488,000
Warrants liabilities			$1,260,000

The fair value of the AMPA (see Note 9) was measured before and after the March 19, 2026 modification and as of the March 31, 2026 reporting period using Level 3 inputs. The fair value was deemed de minimis at both date of issuance date and as of the March 31, 2026 reporting period.

The fair value of the Conversion Option liability and Warrants liabilities related to the 2025 Notes (see Note 8b) were measured as of December 31, 2025 and as of the March 31, 2026 reporting period. The change in fair value between the periods was recognized as gains in other income (expense) in the statements of comprehensive income (loss). The Company also recognized a change in fair value as a result of the modification of the Conversion Option and Warrants on March 19, 2026 which was offset by the issuance of the Series D-1 Warrants as discussed further below.  Activity during the quarter ended March 31, 2026 is summarized below:

	Fair Value of Conversion Option Liability	Fair Value of Warrants Liabilities
Balance at December 31, 2025	$2,014,000	$4,943,000
Change in fair value other than modification	(1,112,413)	(4,084,000)
Change in fair value related to March 19, 2026 modification	(401,000)	(1,801,000)
Issuance of Series D-1 Warrants	—	2,202,000
Conversion of convertible note	(12,587)	—
Balance at March 31, 2026	$488,000	$1,260,000

The March 31, 2026 fair value of the Conversion Option liability and Warrants liabilities were estimated using the Black-Scholes option pricing model Level 3 inputs, with the following assumptions:

	Conversion Option Liability	Warrants Liabilities
Expected term (in years)	2.59	2.59
Risk‑free interest rate	3.7%	3.7%
Dividend yield	—%	—%
Expected volatility	30%	30%
Exercise price	$0.73	$0.58-1.10
Stock price	$0.42	$0.42

Black-Scholes value	$0.023	$0.004-0.047

The valuations of the Conversion Option liability and Warrants liabilities at modification in Q1 2026 (see Note 8b) were calibrated such that the aggregate change in fair values of the outstanding Conversion Option and Warrants equaled the fair value of the Series D-1 Warrants issued on the modification date. This calibration resulted in an expected volatility assumption of 30%, which was also the volatility assumption used to value the Conversion Option liability and Warrants liabilities as of March 31, 2026. If the Company used the historical volatility of its common stock as the expected volatility assumption, the estimated value of the Conversion Option liability and Warrants liabilities would be higher. The expected terms of the Conversion Option and Warrants as of March 31, 2026, were consistent with the terms used as of December 31, 2025, which were based on the Company’s option to mandate conversion of the Notes upon achieving certain milestones (see Note 8b) as well as the expectation that the Warrants will be exercised upon a significant increase in the price of the Company’s common stock. If the Company used the contractual term of the Conversion Option and Warrants as the expected term, the estimated value of the Conversion Option liability and Warrants liabilities would be higher.

We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the quarter ended March 31, 2026, there were no transfers between Level 1, Level 2 and Level 3.

The carrying amounts of cash and cash equivalents, accounts receivable, customer deposits, accounts payable and accrued expenses approximate fair value due to their short-term nature. As of March 31, 2026, the fair value of the 2025 notes (excluding the conversion option, see Note 8b), calculated using a discounted cash flow analysis using Level 3 inputs, was approximately $3.8 million. The Company uses a Black-Scholes option valuation model to determine the grant date fair value of employee stock options which uses Level 2 inputs. See Note 10 for a description of inputs used.

(3)
Cash and Cash Equivalents

As of March 31, 2026 and December 31, 2025, money market funds and short-term U.S. Treasury bills included in cash and cash equivalents on the balance sheets were $4,156,792 and $7,110,655, respectively, which represent Level 1 within the fair value hierarchy. The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(4)
Inventories

Inventory, stated at cost, consisted of the following:

	March 31,	December 31,
	2026	2025
Materials	$2,048,291	2,060,521
Work in progress	1,584,374	1,266,542
Finished goods	2,472,602	2,413,186
Inventory	$6,105,267	5,740,249

(5)
Accrued Expenses

Accrued expenses included the following:

	March 31,	December 31,
	2026	2025
Incentive and other compensation costs	$753,161	870,910
Clinical trial costs	170,459	259,293
Director fees	71,250	71,250
Other	29,836	64,320
Accrued expenses	$1,024,706	1,265,773

(6)
Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms typically ranging from 30 to 60 days. All revenue is recognized at a point in time. As of March 31, 2026, there were no unsatisfied performance obligations.

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

The following table summarizes our sales by geographic region:

	Three Months Ended March 31,
Primary geographical markets	2026	2025
U.S.	$367,331	341,264
International	57,558	—
Total	$424,889	341,264

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provide for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of March 31, 2026 and December 31, 2025.

(8)
Convertible Notes with Warrants

(a)        Convertible Notes with Warrants (November 2023 Financing)

On November 21, 2023, the Company issued (i) senior unsecured convertible notes (“Notes”) in an aggregate principal amount of $6,850,000, (“2023 Notes”), convertible into shares of common stock at a conversion price of $1.18 per share, (ii) Series A Warrants to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.18 per share, and (iii) Series B Warrants, together with the Series A Warrants, and, together with the convertible notes, to purchase up to an aggregate of 5,805,083 shares of common stock at an exercise price of $1.475 per share. The financing resulted in aggregate gross proceeds of $6,850,000, before $525,144 of issuance costs.

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

For the three months ended March 31, 2025, the Company recognized total interest expense on the 2023 Notes of $459,449, including coupon interest expense of $102,750 and amortization of debt discount and issuance costs of $356,699.

 (b)     Convertible Notes with Warrants (November 2025 Financing)

In November 2025, the Company issued (i) senior secured convertible notes (“2025 Notes”) in an aggregate principal amount of $12,000,000, convertible into 16,378,563 shares of common stock at a conversion price of $0.73 per share, (ii) Series A-1 Warrants to purchase up to an aggregate of 16,378,563 shares of common stock at an exercise price of $0.81 per share, subject to adjustments, (iii) Series B-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $0.92 per share, subject to adjustments, and (iv) Series C-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $1.10 per share, subject to adjustments (Series A-1 Warrants, Series B-1 Warrants and Series C-1 Warrants are collectively the “Warrants”). The financing resulted in aggregate gross proceeds of $12,000,000, before $718,528 of issuance costs.

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

The 2025 Notes are convertible into shares of common stock at the election of the holder at any time (“Conversion Option”) at an initial conversion price of $0.73 (“Conversion Price”). The Conversion Price is adjustable proportionally for certain events including stock splits, reverse stock splits and stock dividends (each a “Share Combination Event”). Additionally, prior to the March 2026 modification discussed below, upon a Share Combination Event, the conversion price would also have been further adjusted to the lowest dollar volume-weighted average price (VWAP) of the Company’s common stock during the five-day period following any Share Combination Event, but only if the conversion price (after the standard proportional adjustment) was higher than the market price.

The Company may require conversion of the 2025 Notes, in whole or in part, if at any time (i) a Registration Statement is effective, (ii) for the immediately preceding thirty (30) consecutive trading days, the VWAP has exceeded 450% of the then-effective Conversion Price on each such trading day, (iii) the total daily trading volume of the Common Stock is at least $1,500,000, and (iv) certain equity conditions are satisfied (effective registration statement is available and sufficient authorized shares are available, among other conditions). The holders of the 2025 Notes may require prepayment of principal and accrued interest upon certain Events of Default (failure to timely pay amounts owed under the 2025 Notes, failure to deliver shares upon conversion of the 2025 Notes or exercise of the related Warrants, failure to maintain an effective registration statement related to the common shares underlying the 2025 Notes and related Warrants, etc.), and the Company must redeem the 2025 Notes if involuntary bankruptcy proceedings are initiated against the Company and not dismissed within 60 days or if the Company voluntarily initiates bankruptcy. Additionally, in the event of certain merger, acquisition or business combination transactions (a "Fundamental Transaction" as defined in the 2025 Notes), the Company must redeem the 2025 Notes, and if the Fundamental Transaction occurs in the first 5 years of note issuance, the redemption will include a premium.

If the Company offers future rights such as convertible securities, options, or warrants to purchase common stock to common stockholders (“Purchase Rights”), the holder of the 2025 Notes are likewise entitled to receive such Purchase Rights as if the Notes were converted and the corresponding shares of common stock were outstanding.

As of March 31, 2026, $76,452 of the 2025 Notes and accrued interest thereon were converted into 103,429 shares of common stock.

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

The exercise price of the Warrants and the related number of shares into which the Warrants are exercisable are adjustable proportionally in the event of a Share Combination Event. Additionally, similar to the Conversion Option in the 2025 Notes and prior to the March 2026 modification discussed below, upon a Share Combination Event, the exercise prices of the Warrants would also have been further adjusted to the lowest VWAP of the Company’s common stock during the five-day period following any Share Combination Event, but only if the exercise price (after the standard proportional adjustment) was higher than the market price.

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

If the Company offers future rights such as convertible securities, options, or warrants to purchase common stock to common stockholders (“Purchase Rights”), the holders of the Warrants are likewise entitled to receive such Purchase Rights as if the Warrants were exercised and the corresponding shares of common stock were outstanding.

As of March 31, 2026, no Warrants have been exercised.

In March 2026, the Company modified the Conversion Option in the 2025 Notes and related Warrants to remove the market-related adjustment to the conversion price and exercise prices, respectively, that would have occurred upon a Share Combination Event. As consideration for this modification, the Company issued the holders of the 2025 Notes and related Warrants new Series D-1 Warrants which allow the holders to purchase an aggregate number of 16,378,563 shares of the Company’s common stock. The exercise price of the Series D-1 Warrants is $0.58 per share, and the Series D-1 Warrants expire in March 2029.

The 2025 Notes and Warrants (including the new Series D-1 Warrants) are freestanding financial instruments that are legally detachable and separately exercisable. Due to the adjustments to the conversion price of the 2025 Notes and the exercise prices of the Warrants upon a Share Combination Event beyond a standard proportional adjustment (but only if the market price of the Company’s common stock is lower than the Conversion Price of the 2025 Notes or exercise prices of the Warrants) and due to the requirement that shareholder approval be obtained for conversion and exercises that would exceed 19.99% of the outstanding shares of the Company, both the Conversion Option and the Warrants (including the new Series D-1 Warrants) were determined to be not indexed to the Company’s common stock. As a result, at issuance, the Conversion Option was bifurcated from the 2025 Notes, and both the Conversion Option and Warrants were recognized as derivative liabilities on the Company’s balance sheet. Likewise, the Series D-1 Warrants were recognized as derivative liabilities on the Company’s balance sheet upon issuance in March 2026. The Conversion Option and Warrants (including the Series D-1 Warrants) will be remeasured at fair value every reporting period. The Notes are accreted to their maturity value based on the effective interest method. For the three months ended March 31, 2026, the Company recognized total interest expense on the 2025 Notes of $176,607 related to the amortization of debt discount and issuance costs. The effective interest rate of the 2025 Notes is approximately 21.9%.

See Note 2 for further detail regarding fair value of the 2025 Notes, Conversion Option and Warrants liabilities.

The following summarizes the carrying values of the 2025 Notes as of March 31, 2026 and December 31, 2025:

	Stated Interest Rate	March 31, 2026	December 31, 2025
Face value of November 2025 Notes	8.5%	11,925,000	12,000,000
PIK interest on November 2025 Notes		384,660	132,139
Less unamortized discount and debt issuance costs		(8,974,484)	(8,953,275)
Convertible Notes Payable		$3,335,176	$3,178,864

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

For the three months ended March 31, 2026, the Company sold approximately 624,000 shares of common stock for aggregate proceeds of approximately $353,000, and as of March 31, 2026, approximately $9.4 million remained available for sale pursuant to the prospectus. As of March 31, 2026, the amount the Company was authorized to sell was subject to baby-shelf limitations. Under SEC Rule 415(a)(1)(x), companies whose public float is less than $75 million are limited in the aggregate amount of securities that may be sold on a primary basis under a shelf registration statement during any twelve-month period to no more than one-third of such company's public float. As of March 31, 2026, the Company’s public float was below $75 million, and the one-third limit constrains the total amount of common stock it is able to sell under the Equity Distribution Agreement in any twelve-month period to an amount that may be substantially less than the approximately $9.5 million of capacity nominally available under the prospectus.

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

Additionally, common warrants to purchase 105,726 shares of common stock were issued to the underwriter as a commission for services performed. The underwriter warrants are exercisable beginning December 2, 2025, have a 5-year term and an exercise price of $1.0625 per share. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock from which they are issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. The warrants were valued at $56,035 using Black-Scholes assumptions. As of March 31, 2026, 105,726 underwriter warrants remain outstanding.

Any Market Purchase Agreement (“AMPA”)

On June 30, 2025, the Company entered into an Any Market Purchase Agreement (“Purchase Agreement” or “AMPA”) with Alumni Capital LP (“Alumni”) whereby the Company has the right, but not obligation, to sell to Alumni up to an aggregate of $10 million in shares of common stock in a series of purchases until December 31, 2026. The Company may elect that Alumni purchase up to $1 million in shares of common stock (or up to $5 million if mutually agreed) at either (i) the lowest traded price for the four previous business days, multiplied by 90% or (ii) up to the lesser of (a) $1 million in shares of common stock or (b) 100% of the average daily trading volume of common stock for the previous two business days at lowest daily dollar volume-weighted average price, multiplied by 97%. The Company is limited to issuances to Alumni of up to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement. The Purchase Agreement allows the Company to raise equity on a periodic basis at its discretion depending on a variety of factors including market conditions, the trading price of the common stock, and use of proceeds for operating activities. Due to certain pricing and settlement provisions, the Purchase Agreement includes an embedded put option contract. The Company accounts for the Purchase Agreement as a derivative, with a fair value deemed de minimis. The difference between the discounted purchase price and the fair value of the shares is expensed in the period the transaction occurs as a non-cash, non-operating financing cost. See Note 2 for further detail regarding fair value of the AMPA.

As of March 31, 2026, no shares have been sold under the AMPA.

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

The pre-funded warrants, common warrants and underwriter warrants were exercisable immediately following the closing date of the offering. The pre-funded warrants have an unlimited term and an exercise price of $0.0001 per share. The common warrants have a 5-year term and an exercise price of $0.36 per share, except for common warrants sold to certain Company officers, which have an exercise price of $0.5151 per share. The underwriter warrants have a 5-year term and an exercise price of $0.45 per share. The offering resulted in aggregate gross proceeds of $7,998,826, before $930,132 of transaction costs.

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

The common stock was valued at $3,770,001, based on the Company’s stock price. The pre-funded warrants and common warrants were valued at $4,230,000 and $5,324,301, respectively, using the following Black-Scholes assumptions:

	Pre-funded warrants	Common warrants	Underwriter warrants
Expected term (in years)	4	4	4
Risk‑free interest rate	3.64%	3.64%	3.64%
Dividend yield	—%	—%	—%
Expected volatility	90.63%	90.63%	90.63%
Exercise price	$0.0001	$0.36 - $0.5151	$0.45
Stock price	$0.36	$0.36 - $0.5151	$0.36
Black-Scholes value	$0.36	$0.24-0.27	$0.22

The net proceeds of $7,068,694 were allocated to the common stock, pre-funded warrants and common warrants using the relative fair value method and were recorded to stockholders’ equity.

As of March 31, 2026, 6,750,000 pre-funded warrants, 12,965,476 common warrants and 443,692 placement agent warrants remain outstanding.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(10)
 Equity Incentive Plans and Warrants

In June 2021, in connection with the IPO, the 2021 Equity Incentive Plan (2021 Plan) became effective, which was adopted by the Board of Directors in February 2021 and approved by stockholders in March 2021. As of March 31, 2026, approximately 5,233,948 shares were reserved for future issuance under the Company’s stock plans for stock options and RSUs.

Stock-Based Awards

(a) Stock Option Plans

Activity under the Company’s stock option plans for the three months ended March 31, 2026 was as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2025	3,830,391	$1.47	92,127
Granted	45,200	0.60
Forfeited	(623,322)	1.36
Outstanding at March 31, 2026	3,252,269	$1.48	$—

Vested and exercisable at March 31, 2026	1,904,941	$1.85	$—

The intrinsic value represents the amount by which the market price of the underlying stock at March 31, 2026 exceeds the exercise price of an option.

(b) Inducement Grants

Since 2023, the Company has granted inducement grants, a stock option grant to certain employees for the right to purchase shares, which were approved by the Compensation Committee. The inducement grants vest in equal installments over four years provided the employee remains employed by the Company on the vesting date. In the first quarter of 2026, 335,000 options were granted and 37,500 options were forfeited.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

The inducement grants are summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life years
Outstanding at December 31, 2025	137,500	$2.52	4.53
Granted	335,000	0.46	9.94
Forfeited	(37,500)	1.32	—
Outstanding at March 31, 2026	435,000	$1.04	9.02

Vested and exercisable at March 31, 2026	100,000	$2.97	5.91

The Black-Scholes weighted- average assumptions for stock option awards granted in the first quarter of 2026 was as follows:

	Three Months Ended March 31, 2026
	2021 Plan	Inducement Grants
Fair Value of Awards	$0.47	0.37
Grant Price	$0.6	0.46

Expected term (in years)	6.06	6.25
Risk‑free interest rate	3.89%	3.83%
Dividend yield	—%	—%
Expected volatility	95.8%	96.84%

No options were exercised for the three months ended March 31, 2026 under our stock option plans.

(c) Restricted Stock Units (RSUs)

Restricted stock units were granted to employees in the first quarter of 2026 with service-based vesting conditions. Related activity during the three months ended March 31, 2026 was as follows:

	Number of RSUs	Weighted average grant date fair value
Outstanding at December 31, 2025	—	$—
Granted	1,435,000	0.54
Forfeited	(5,000)	0.52
Outstanding at March 31, 2026	1,430,000	$0.54

(d) Share-Based Compensation Expense

The following table shows the share-based compensation expense related to vested stock option and RSU grants to employees and nonemployees by financial statement line item on the accompanying condensed statements of comprehensive loss:

	Three Months Ended March 31,
	2026	2025
Research and development	$28,937	136,924
Sales and marketing	15,924	(10,431)
General and administrative	106,747	240,744
Total share-based compensation expense	$151,608	367,237

Stock-based compensation expense by award type during the three months ended March 31, 2026 and 2025 was as follows:

	Three Months Ended March 31,
	2026	2025
Stock options	$106,875	367,237
Restricted stock units	44,733	—
Total share-based compensation expense	$151,608	367,237

As of March 31, 2026, the remaining share-based compensation expense for stock options that are expected to be recognized in future periods for employees and nonemployees is $980,179, over a weighted average period of 2.6 years.

As of March 31, 2026, the remaining share-based compensation expense for RSUs that is expected to be recognized in future periods for employees is $730,997, over a weighted average period of 3.0 years.

(e) Employee Stock Purchase Plan (ESPP)

For the three months ended March 31, 2026, no shares of common stock were issued under the Company’s ESPP Plan. As of March 31, 2026, the total number of shares of common stock reserved for future awards under the ESPP was 1,214,760.

(11) Related‑Party Transactions

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants (see Note 8a). The transaction included the issuance of a $5 million convertible note and 4,237,288 Series A and 4,237,288 Series B Warrants to PharmaCyte Biotech, Inc (“PharmaCyte”). The interim CEO, President and Director of PharmaCyte Biotech, Inc., Joshua Silverman, served on the Company’s board of directors until March 2026. The Series B Warrants expired in November 2024. In November 2025, the Company paid PharmaCyte accrued interest on the convertible note of $300,000 in equity of 379,747 common shares. In November 2025, the convertible notes principal balance of $5 million was repaid at maturity. No amounts were due to PharmaCyte as of March 31, 2026.

In conjunction with the June 2025 Financing (see Note 9), certain executive officers and a director of the Company purchased an aggregate of 98,040 shares of the Company’s common stock in a private placement at a price of $1.02 per share, for total gross proceeds of $100,001. Other investors in the private placement purchased common stock at a discounted price of $0.85 per share. No amounts were due to or from these related parties in connection with this transaction as of March 31, 2026.

In conjunction with the August 2025 Financing (see Note 9), certain executive officers of the Company purchased 87,363 common shares, with a common warrant, with a combined price of $0.5151. Gross proceeds from the transaction totaled $45,001. The price equaled the market price of the Company’s stock on the applicable purchase date. The common warrants have a 5-year term and an exercise price of $0.5151 per share. The warrants remain outstanding as of March 31, 2026. No amounts were due to or from these related parties in connection with this transaction as of March 31, 2026.

In the November 2025 Financing (see Note 8b), certain executive officers and directors of the Company purchased senior secured convertible notes with a combined principal balance of $175,000, convertible into common shares at a price of $0.73 per share. Additionally, in connection with the convertible notes, the officers and directors were issued 238,854 Series A-1 Warrants, 238,854 Series B-1 Warrants and 238,854 Series C-1 Warrants at exercise prices of $0.81, $0.92 and $1.10 per share, respectively. In March 2026, in connection with the modification of the Conversion Option in the 2025 Notes and the Series A-1, B-1, and C-1 Warrants, the officers and directors were issued 238,854 Series D-1 Warrants at exercise prices of $0.58 per share. As of March 31, 2026, $175,000 in convertible notes were due to the officers and directors, in addition to accrued interest of $5,909. All Series A-1, Series B-1, Series C-1 and Series D-1 warrants issued to the officers and directors remain outstanding as of March 31, 2026.

During the three months ended March 31, 2026 and year ended December 31, 2025, a family member of the CEO was employed by the Company. The compensation paid is consistent with market standards for comparable positions.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(12)
 Net Income (Loss) per Share Attributable to Common Stockholders

The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income (loss) attributable to common stockholders and the weighted-average number of shares of outstanding for the effects of potentially dilutive common shares, including stock options, restricted stock units, warrants and convertible notes, as applicable. Since the shares underlying the November 2025 pre-funded warrants were issuable for little consideration of $0.0001 per share, they were considered outstanding for both basic and diluted loss per share from the date of issuance.

The Convertible Notes and certain warrants are considered participating securities under ASC 260 Earnings per Share, because they entitle holders to participate in dividends on a nonforfeitable basis. Other warrants and the Company’s stock options and restricted stock units do not have such rights and are not considered participating securities.

When participating securities are present, ASC 260 requires the use of the two-class method when computing basic EPS. The two-class method is an earnings allocation formula that allocates net income to common stockholders and participating securities based on their respective rights to receive dividends and share in undistributed earnings. Participating securities do not have a contractual obligation to share in losses; therefore, net losses are not allocated to participating securities.

For diluted EPS, the Company evaluates the potential dilutive effect of participating securities and other instruments. Stock options, restricted stock units and certain warrants are included in diluted EPS using the treasury stock method, while convertible notes are evaluated using the if-converted method, if dilutive.

The following table sets forth the computation of the basic and diluted net income and (loss) per share:

	Three Months Ended March 31,
	2026	2025

BASIC EPS:
Net income (loss)	846,100	(5,896,839)
Less: Net (income) loss attributable to participating securities	(517,454)	—
Net income (loss) attributable to common stockholders	$328,646	(5,896,839)

Weighted-average shares outstanding- Basic	66,645,591	25,149,236

Earnings (loss) per share- Basic	$0.00	(0.23)

DILUTED EPS:
Net income (loss) attributable to common stockholders	$328,646	(5,896,839)

Weighted-average shares outstanding- Basic	66,645,591	25,149,236
Add: Dilutive potential common shares	11,450,042	—
Weighted-average shares outstanding- Diluted	78,095,633	25,149,236

Earnings (loss) per share- Diluted	$0.00	(0.23)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended March 31,
	2026	2025
Options to purchase common stock	3,687,269	4,538,059
Warrants to purchase common stock, in connection with April 2023 financing	68,809	68,809
Warrants to purchase common stock, in connection with November 2023 financing	5,805,083	5,805,083
Warrants to purchase common stock, in connection with June 2025 financing	105,726	—
November 2025 convertible notes and PIK interest, if converted	16,801,212	—
Warrants to purchase common stock, in connection with November 2025 financing	65,514,252	—
Warrants to purchase common stock	141,639	196,816
Total potential shares	92,123,990	10,608,767

(13)
 Income Taxes

The effective tax rate of 0% for the three months ended March 31, 2026 and 2025 was lower than the statutory rate due to the Company remaining in a full valuation allowance position.

(14)
 Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single business segment, which is the development and commercialization of therapeutic and diagnostic products that service women’s reproductive health needs (fertility and permanent birth control).

The determination of a single business segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”). As a single reportable segment entity, the Company’s segment performance measure is net income (loss) attributable to shareholders. The measurement of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer and Chief Financial Officer, who together review and evaluate net income for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Significant segment expenses, as provided to the CODM are as follows:

	Three Months Ended March 31,
	2026	2025
Sales	$424,889	341,264
Cost of sales (excluding depreciation expense)	158,606	117,266

Research and development expense	438,800	959,162
Other research and development expense 1	870,601	2,009,310
Total research and development expense	1,309,401	2,968,472

Sales and marketing expense	1,315,755	908,567
General and administrative expense	1,782,390	1,722,713
Depreciation and amortization expense	82,270	84,853
Total operating expenses	4,489,816	5,684,605

Total other income (expense), net	5,069,633	(440,420)
Income (loss) before income taxes	846,100	(5,901,027)
Income tax benefit	—	(4,188)
Net income (loss)	$846,100	(5,896,839)

1 Other research and development expense include clinical affairs, regulatory, manufacturing and quality assurance expenses.

(15)
 Other Income (expense), net

The company incurred the following Other Income (expense), net for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Interest income	$49,827	19,029
Amortization of debt issuance costs and discount for 2025 and 2023 notes	(176,607)	(356,699)
Interest Expense	—	(102,750)
Change in fair value of Conversion Option liability	1,513,413	—
Change in fair value of Warrants liabilities	3,683,000	—
Total other income (expense), net	$5,069,633	(440,420)

(16)
 Subsequent Events

On April 29, 2026, at a Special Meeting of Stockholders, shareholders approved a reverse stock split at a ratio in the range of 1-for-2 to 1-for-25, at the discretion of the board of directors at any time prior to May 1, 2027.

Additionally, at the same meeting, shareholders approved the issuance of shares of common stock issuable upon conversion of the 2025 Notes and exercise of Series A-1, B-1, C-1, and D-1 Warrants, including any issuances to directors and officers of the Company who are holders of these instruments, in excess of 19.99% of the issued and outstanding shares of common stock of the Company (to the extent that anti-dilution or price adjustment provisions in the instruments result in an effective conversion or exercise price below the Nasdaq Minimum Price).

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on March 31, 2026. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

We are a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for our product portfolio, which is currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking first-step infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (“UK”), Canada, Israel, Australia and New Zealand. A peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety with high satisfaction from both patients and practitioners. FemSperm®, which includes setup, preparation and analysis kits designed to expand our infertility portfolio and, for the first time, enable gynecologists to perform in-office sperm preparation and analysis for use with FemaSeed. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemVue Controlled is a US FDA-cleared diagnostic device and is the next-generation design integrating features of FemVue and FemChec® technologies into a single platform, enabling multiple clinical uses within one solution, including confirmation of tubal patency prior to use with FemaSeed. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand.

FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution which involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in a safe and natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safe and effective, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost than the surgical alternative. A peer-reviewed publication of positive data from its initial clinical trials of FemBloc has demonstrated compelling effectiveness and five-year safety with high satisfaction from both patients and practitioners. In March 2025, we announced Conformité Européenne (“CE”) mark certification under European Union (“EU”) Medical Device Regulation (“MDR”) as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, for FemBloc. In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and France/Benelux region, respectively. We received FDA approval in November 2025 of our investigational device exemption (“IDE”) supplement to move forward to the final phase of the pivotal clinical trial (clinicaltrials.gov: NCT05977751) for U.S. approval. In March 2026, we announced the initiation of enrollment in this final phase. FemChec, a companion diagnostic product for FemBloc’s ultrasound-based confirmation test, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand. FemCath® for selective fallopian tube evaluation is U.S. FDA-cleared and approved in Europe, Canada and Israel for selective fallopian tube evaluation. We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with approximately 228 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. Our suite of products and U.S. product candidate address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

Corporate Update

On January 13, 2026, we announced a partnership with Refuah Health Center, advancing adoption of FemaSeed as a first-line infertility treatment in community-based care.

On February 3, 2026, we announced a strategic distribution partnership with OR Consulting to support commercial launch of FemBloc, FemaSeed and other products within the portfolio in Switzerland.

On February 23, 2026, we announced receiving AMA CPT Editorial Panel approval of a new Category III CPT code for FemaSeed intratubal insemination (ITI), supporting future reimbursement pathway.

On February 26, 2026, we announced FemBloc permanent birth control system achieved certification under the Medical Device Single Audit Program (MDSAP), supporting global regulatory readiness.

On March 10, 2026, we announced initiation of patient enrollment in the FINALE pivotal clinical trial evaluating FemBloc, advancing toward U.S. approval.

On March 18, 2026, we appointed Kenneth D. Eichenbaum, M.D., M.S.E., to the Board of Directors.

On April 1, 2026, we announced appointment of John Canning as Chief Operating Officer, who will drive operational execution and support commercial growth.

On April 16, 2026, we announced a strategic partnership with AMI Technologies to introduce and commercialize its fertility portfolio in Israel.

On April 22,2026, we announced the commercial launch of FemaSeed Complete, a comprehensive fertility solution that enables OB/GYNs to perform first-line insemination entirely within their own practices.

On May 5, 2026, we announced enabling OB/GYNs to deliver first-line fertility treatment with initial commercial use of FemaSeed Complete.

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table shows our results of operations for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025	Change	% Change
Sales	$424,889	341,264	83,625	24.5%
Cost of sales (excluding depreciation expense)	158,606	117,266	41,340	35.3%

Operating expenses:
Research and development	1,309,401	2,968,472	(1,659,071)	(55.9)%
Sales and marketing	1,315,755	908,567	407,188	44.8%
General and administrative	1,782,390	1,722,713	59,677	3.5%
Depreciation and amortization	82,270	84,853	(2,583)	(3.0)%
Total operating expenses	4,489,816	5,684,605	(1,194,789)	(21.0)%
Loss from operations	(4,223,533)	(5,460,607)	1,237,074	(22.7)%
Other income (expense):
Interest income	49,827	19,029	30,798	161.8%
Change in fair value of conversion option liability	1,513,413	—	1,513,413	100%
Change in fair value of warrants liabilities	3,683,000	—	3,683,000	100%
Interest expense	(176,607)	(459,449)	282,842	(61.6)%
Total other income (expense), net	5,069,633	(440,420)	5,510,053	1,251.1%
Loss before income taxes	846,100	(5,901,027)	6,747,127	114.3%
Income tax benefit	—	(4,188)	4,188	(100.0)%
Net income (loss)	$846,100	(5,896,839)	6,742,939	114.3%

Sales

Sales increased by $83,625, or 24.5%, to $424,889 for the three months ended March 31, 2026 from $341,264 for the three months ended March 31, 2025, primarily attributable to sales of FemVue.

Cost of sales

Cost of sales increased by $41,340 or 35.3%, to $158,606 for the three months ended March 31, 2026 from $117,266 for the three months ended March 31, 2025, and is primarily attributed to increased sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended March 31,
	2026	2025
Compensation and related personnel costs	$890,326	1,305,659
Clinical-related costs	254,712	393,975
Material and development costs	94,609	541,499
Professional and outside consultant costs	56,124	192,196
Regulatory and other costs	13,630	535,143
Total research and development expenses	$1,309,401	2,968,472

R&D expenses decreased by $1,659,071 or 55.9%, to $1,309,401 for the three months ended March 31, 2026 from $2,968,472 for the three months ended March 31, 2025. The decrease primarily reflects the transition of development products into inventory to support commercialization, along with lower development, clinical, compensation and professional service costs.

Sales and marketing

Sales and marketing expenses increased by $407,188 or 44.8%, to $1,315,755 for the three months ended March 31, 2026 from $908,567 for the three months ended March 31, 2025. The increase resulted primarily from higher compensation costs, professional fees and travel expenses.

General and administrative

General and administrative expenses increased by $59,677, or 3.5%, to $1,782,390 for the three months ended March 31, 2026 from $1,722,713 for the three months ended March 31, 2025. The increase resulted primarily from increased professional fees, offset by reduced compensation costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $2,583, or 3.0%, to $82,270 for the three months ended March 31, 2026 from $84,853 for the three months ended March 31, 2025. The decrease resulted from certain fixed assets reaching the end of their useful lives and no longer depreciating.

Other income (expense), net

Other income (expense), net increased by $5,510,053 or 1,251.1%, to $5,069,633 for the three months ended March 31, 2026 from $440,420 for the three months ended March 31, 2025. The increase resulted from the change in fair value on the Conversion Option liability and Warrants liabilities, interest income earned on our cash and cash equivalents and reduced non-cash interest expense related to amortization for our convertible note. Refer to table below for further details.

	Three Months Ended March 31,
	2026	2025
Interest income	$49,827	19,029
Amortization of debt issuance costs and discount for 2025 Notes	(176,607)	—
Amortization of debt issuance costs and discount for 2023 Notes	—	(356,699)
Interest expense	—	(102,750)
Change in fair value of Conversion Option liability	1,513,413	—
Change in fair value of Warrants liabilities	3,683,000	—
Total other income (expense), net	$5,069,633	(440,420)

Income tax benefit

Income tax benefit decreased by $4,188 or 100%, to $0 for the three months ended March 31, 2026 from $4,188 for the three months ended March 31, 2025 due to an estimation of lower income tax expense in the first quarter of 2026 compared to 2025.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through March 31, 2026, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of March 31, 2026, we had $5,386,041 of cash and cash equivalents and an accumulated deficit of $144,980,044.

In July 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. In December 2025, we filed a new prospectus pursuant to which we may sell up to $9.8 million under the Equity Distribution Agreement. As of March 31, 2026, approximately 624,000 shares of common stock had been sold for aggregate proceeds of approximately $353,000 under the Equity Distribution Agreement pursuant to the prospectus. As of March 31, 2026, the amount we were authorized to sell was subject to baby-shelf limitations. As of March 31, 2026, the available amount pursuant to the prospectus was approximately $9.5 million.

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

In August 2025, we sold an aggregate of (i) 10,434,586 shares of common stock in a public offering and to certain Company officers (ii) pre-funded warrants to purchase up to 11,750,000 shares of common stock and (iii) common warrants to purchase up to 22,184,586 shares of common stock. Additionally, common warrants to purchase 443,692 shares of common stock were issued to the underwriter as compensation for services performed. The purchase price per share for the common stock was $0.36, except for shares sold to certain company officers, which was $0.5151 per share. The purchase price per share for the pre-funded warrants was $0.3599. The net proceeds from the August 2025 Financing at closing were approximately $7.1 million. As of March 31, 2026, 5,000,000 pre-funded warrants and 9,219,110 common warrants were exercised for approximately $3.3 million.

In November 2025, we entered into a definitive agreement for the issuance of (i) senior secured convertible notes in an aggregate principal amount of $12,000,000, convertible into shares of 16,378,563 common stock at a conversion price of $0.73 per share, (ii) Series A-1 Warrants to purchase up to an aggregate of 16,378,563 shares of common stock at an exercise price of $0.81 per share, subject to adjustments (iii) Series B-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $0.92 per share, subject to adjustments, and (iv) Series C-1 Warrants to purchase an aggregate of 16,378,563 shares of common stock at an exercise price of $1.10 per share, subject to adjustments. The financing resulted in aggregate gross proceeds of $12,000,000, with total potential funding of approximately $58 million, if all warrants are exercised for cash. In March 2026, we modified the November 2025 agreement to remove the non-standard adjustment to the conversion price of the notes and exercise prices of the Series A-1 Warrants, Series B-1 Warrants and Series C-1 Warrants, respectively, upon a Share Combination Event. As consideration for this modification, the Company issued the holders of the 2025 Notes and related Warrants new Series D-1 Warrants which allow the holders to purchase an aggregate number of 16,378,563 shares of the Company’s common stock at an exercise price of $0.58 per share.

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

Our cash and cash equivalents as of March 31, 2026, anticipated revenues from product sales will not be sufficient to sustain our operations, including funding our U.S. product candidate, FemBloc through regulatory approval, and we will need to raise additional capital to complete the U.S. development and EU commercialization of our product candidate and U.S. commercialization of our fertility portfolio, including FemaSeed. However, we can give no assurances that we will be able to secure additional sources of funds to support our commercialization efforts or operations, or if such funds will be available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our U.S. product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or our U.S. product candidate that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development and commercialization activities and terminate our operations, and you could experience a complete loss of your investment.

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

Cash Flows

Comparison of the Three Months Ended March 31, 2026 and 2025

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(4,143,508)	(4,765,214)
Net cash used in investing activities	(79,138)	(96,605)
Net cash provided by financing activities	342,334	5,230,266
Net change in cash and cash equivalents	$(3,880,312)	368,447

Operating activities

For the three months ended March 31, 2026, cash used in operating activities was $4,143,508, attributable to net income of $846,100, offset by net non-cash gains of $4,667,748 and a net change in our net operating assets and liabilities of $321,860. Non-cash activity primarily consisted of a change in fair value of the Conversion Option liability and warrants liabilities of $1,513,413 and $3,683,000, respectively, $176,607 of amortization of the discount on convertible notes, $151,608 in share-based compensation, $118,180 in right-of-use asset amortization and $82,270 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to an increase in inventory of $365,018, decreases in accounts payable of $253,439, accrued expenses of $193,226, lease liabilities of $125,280, offset by a decrease in accounts receivable of $444,336 and decreases in prepaid and other assets of $168,722. We intend to meet future operating cash requirements through increased sales of commercial products and fundraising, as discussed in Funding requirements.

Funding requirements.

For the three months ended March 31, 2025, cash used in operating activities was $4,765,214, attributable to a net loss of $5,896,839, partially offset by non-cash charges of $984,503 and a net change in our net operating assets and liabilities of $147,122. Non-cash charges primarily consisted of $367,237 in share-based compensation, $356,699 in amortization of the discount on convertible notes, $132,207 in right-of-use asset amortization and $84,853 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to a decrease in accounts receivable of $254,775 and an increase in accounts payable and accrued expenses of $909,917, partially offset by an increase in inventory of $815,865, a decrease in lease liabilities of $133,076 and increase in prepaid and other assets of $53,523. The Company intends to meet future operating cash requirements through increased sales of commercial products and fundraising, as discussed in Funding requirements.

Investing activities

For the three months ended March 31, 2026, cash used in investing activities for the purchase of property and equipment was $79,138.

For the three months ended March 31, 2025, cash used in investing activities for the purchase of property and equipment was $96,605.

Financing activities

For the three months ended March 31, 2026, cash provided by financing activities was $342,334, attributable to proceeds from sales under the at-the-market facility, net of issuance costs.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2025 as filed on March 31, 2026, we believe the following discussion addresses our most critical accounting policies, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

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

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control at Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from us. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of March 31, 2026, we have not had a history of significant returns.

Convertible Notes, Conversion Option liability and Warrants liabilities

The Company accounts for debt and equity instruments issued in financing transactions, including the senior secured convertible notes (“2025 Notes”) and related warrants issued in its November 2025 financing transaction, using significant judgments and estimates. The financial instruments issued contain complex embedded features, including conversion options, exercise price adjustment provisions, redemption features, and other settlement terms that require evaluation under applicable accounting guidance to determine whether such features should be classified as equity or as derivative liabilities.

Management concluded that certain embedded conversion features within the 2025 Notes and the related warrants were not indexed to the Company’s common stock under ASU 815-40 and did not qualify for equity classification, primarily due to shareholder approval requirements that limited settlement in shares and, prior to the March 2026 modification, certain market-based adjustment provisions. Accordingly, the conversion option embedded in the 2025 Notes and the warrants were recognized as derivative liabilities and initially recorded at fair value in accordance with ASC 820, with subsequent changes in fair value recognized in earnings each reporting period.

In March 2026, the Company modified the 2025 Notes and related warrants to remove certain market-based adjustment provisions and issued additional Series D-1 warrants in connection with the modification. The Company evaluated the modification under applicable accounting guidance and recorded the new Series D-1 warrants as derivative liabilities at fair value upon issuance.

The valuation of the derivative liabilities requires the use of significant estimates and assumptions, including the Company’s stock price, expected volatility, expected term, risk-free interest rates, probability and timing of potential future events, and assumptions related to conversion and exercise probability. Changes in these assumptions could materially impact the estimated fair value of the derivative liabilities and the related gains or losses recognized in the Company’s statements of comprehensive income (loss).

In addition, the Company records the 2025 Notes at amortized cost and accretes the associated debt discount and issuance costs to interest expense using the effective interest method over the expected term of the instruments. The effective interest rate of the 2025 Notes was impacted by the initial allocation of proceeds between the debt host and derivative liabilities which required significant management judgment.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time we may be involved in legal proceedings arising in connection with our business. As of March 31, 2026, we have not had a history of significant legal proceedings and there are no currently pending actions against us. We believe that any amount, or range, of reasonably possible losses in connection with any potential actions against us in excess of established reserves, in the aggregate, will not be material to our financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period and the significance of any actions against us.

Item 1A.
Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 except as noted below.

We have received deficiency letters from Nasdaq relating to our non-compliance with Nasdaq’s continued listing requirements and our common stock could become subject to delisting from Nasdaq if we fail to regain compliance.

On May 19, 2025, we received a written notice (the “Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) that for the last 30 consecutive business days, the Market Value of Listed Securities (“MVLS”) for our common stock was below the minimum $35.0 million requirement for continued listing on The Nasdaq Capital Market pursuant to Nasdaq Listing Rule 5550(b)(2) (the “Minimum MVLS Requirement”). Additionally, we did not meet either of the alternative Nasdaq continued listing standards under Nasdaq Listing Rule 5550(b)(2): (i) stockholders’ equity of at least $2.5 million or (ii) net income of $500,000 in the most recently completed fiscal year, or in two of the three most recently completed fiscal years.

Following the completion of our August 2025 financing and subsequent warrant exercises, we determined that our stockholders' equity as of October 15, 2025 would have been approximately $5.2 million on a pro forma basis, meeting the minimum $2.5 million stockholders' equity requirement for continued listing under Nasdaq Listing Rule 5550(b)(1). As reported on our Form 8-K filed October 21, 2025, and as further evidenced in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, Nasdaq determined that we are in compliance with Nasdaq Listing Rule 5550(b)(1). However, if we fail to evidence continued compliance in any subsequent periodic report, we may again become subject to a deficiency determination and potential delisting proceedings.

On July 16, 2025, we received a notice from Nasdaq that the Company was not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until January 12, 2026, to regain compliance with the Minimum Bid Price Requirement. To regain compliance, the minimum bid price of the Company’s common stock must meet or exceed $1.00 per share for a minimum of ten consecutive business days during this 180-calendar day grace period. In the event the Company does not regain compliance with the Minimum Bid Price Requirement by January 12, 2026, the Company may be eligible for an additional 180-calendar day compliance period if it meets all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and provides written notice of its intention to cure the bid deficiency during the second compliance period, by effecting a reverse stock split, if necessary. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), the Company’s common stock will become subject to delisting. In the event that the Company receives notice that its common stock is being delisted, the Nasdaq listing rules permit the Company to appeal a delisting determination by the Staff to a hearings panel.

On January 12, 2026, we submitted a request to Nasdaq for a 180-day extension, advising Nasdaq that we had demonstrated more than $5 million in stockholders' equity as of December 31, 2025 and providing notice of our intention to cure the deficiency during the extended compliance period by effecting a reverse stock split, if necessary. On January 13, 2026, Nasdaq granted us a second 180-day extension through July 13, 2026 to regain compliance with the Minimum Bid Price Requirement. This is the final compliance period available to us under Nasdaq's rules. If we do not regain compliance by July 13, 2026, our common stock will become subject to delisting. In the event we receive notice that our common stock is being delisted, Nasdaq's rules permit us to appeal that determination to a hearings panel, although no assurance can be given that any such appeal would be successful. On April 29, 2026, our stockholders approved a reverse stock split of our common stock at a ratio in the range of 1-for-2 to 1-for-25, with such ratio as determined at the discretion of the board of directors at any time prior to May 1, 2027. We intend to continue actively monitoring the closing bid price of our common stock and will consider all available options to regain compliance, including effecting a reverse stock split. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement by July 13, 2026, maintain compliance with the stockholders' equity requirement, or remain in compliance with other Nasdaq listing rules. If our common stock is delisted, it could have a material adverse effect on the price and liquidity of our common stock and our ability to raise additional capital.

We intend to monitor the closing bid price of our common stock and may, if appropriate, consider available options to regain compliance with the Minimum Bid Price Requirement, including effecting the reverse stock split since approved by our stockholders at the Special Meeting. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.

If we effect a reverse stock split to regain compliance with the Nasdaq Minimum Bid Price Requirement, it may not result in a sustained increase in the market price of our common stock, may trigger significant dilution to our stockholders, and could have other material adverse consequences.

If we effect a reverse stock split, the market price of our common stock following such split may not be proportionate to the ratio of the split, and any increase in our stock price resulting from the reverse stock split may not be sustained. The market price of our common stock is determined by a variety of factors, many of which are unrelated to the number of shares outstanding. A reverse stock split has frequently been followed by a decline in the stock price of the affected company, and there can be no assurance that our stock price will not decline below $1.00 per share following any reverse stock split we may effect, which would subject us to renewed Nasdaq non-compliance and potential delisting proceedings.

Furthermore, even if we regain compliance with the Nasdaq Minimum Bid Price Requirement by effecting a reverse stock split, we may fail to remain in compliance with other Nasdaq continued listing standards, including the minimum stockholders' equity requirement of $2.5 million under Nasdaq Listing Rule 5550(b)(1). If our common stock is delisted from Nasdaq, it could have a material adverse effect on the price and liquidity of our common stock, our ability to raise additional capital, and the value of your investment.

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

We still need significant additional financing to fund our product development and operations. Any additional equity or debt financing that we raise may contain terms that are not favorable to us or our stockholders. If we raise additional funds by selling additional shares of our common stock or other securities convertible into or exercisable or exchangeable for shares of our common stock, the issuance of such securities will result in dilution to our stockholders. Certain equity capital raisings may trigger price adjustments to the warrants issued in November 2025 and March 2026. Furthermore, investors purchasing any securities we may issue in the future may have rights superior to the rights of our common stockholders.

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

Item 6.
Exhibits

			Incorporated by Reference
Exhibit
Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 22, 2021

3.2	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.2	June 22, 2021

3.3	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.1	March 30, 2023

4	Form of Series D-1 Warrant	Form 8-K	001-40492	4.1	March 20, 2026

10.1	Omnibus Amendment and Consent Agreement	Form 8-K	001-40492	10.1	March 20, 2026

10.2	Employment Agreement, dated as of March 30, 2026, between Femasys Inc. and John Canning	Form 8-K	001-40492	10.1	April 1, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 8th day of May 2026.

FEMASYS INC

Dated: May 8, 2026	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

Dated: May 8, 2026
By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer