Form 10-Q
period 2026-06-30
FEMASYS INC
filed 2026-08-14
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The Registrant had 8,375,027 shares of common stock, $0.001 par value, outstanding as of August 13, 2026.

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

•
our ability to achieve and maintain adequate levels of coverage or reimbursement for FemBloc or any future product candidates, and for our products we seek to commercialize;

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

•
the ability of our clinical trials to demonstrate the safety and effectiveness of our U.S. product candidate, FemBloc, and other positive results;

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

The forward-looking statements in this Quarterly Report on Form 10-Q are only predictions and are based largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to a number of known and unknown risks, uncertainties and assumptions, including those described under the sections in this Quarterly Report on Form 10-Q entitled “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2026 (“Annual Report”) and this Quarterly Report on Form 10-Q. Because forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified and some of which are beyond our control, you should not rely on these forward-looking statements as predictions of future events. The events and circumstances reflected in our forward-looking statements may not be achieved or occur and actual results could differ materially from those projected in the forward-looking statements. Moreover, we operate in an evolving environment. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties. You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q, including our Annual Report, and have filed with the SEC as exhibits hereto completely and with the understanding that our actual future results may be materially different from any future results expressed or implied by these forward-looking statements. Except as required by applicable law, we do not plan to publicly update or revise any forward-looking statements contained herein, whether as a result of any new information, future events, changed circumstances or otherwise. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and Section 27A of the Securities Act of 1933, as amended (the “Securities Act”).

PART I. FINANCIAL INFORMATION
ITEM 1.
Condensed Financial Statements
FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Assets	June 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$1,443,502	9,266,353
Accounts receivable, net	151,049	616,600
Inventory	6,191,277	5,740,249
Prepaid and other current assets	546,085	833,133
Total current assets	8,331,913	16,456,335
Property and equipment, at cost:
Leasehold improvements	1,238,886	1,238,886
Office equipment	87,515	78,155
Furniture and fixtures	424,586	417,876
Machinery and equipment	3,121,131	3,065,713
Construction in progress	919,412	897,885
	5,791,530	5,698,515
Less accumulated depreciation	(3,932,324)	(3,802,940)
Net property and equipment	1,859,206	1,895,575
Long-term assets:
Lease right-of-use assets, net	1,064,346	1,297,121
Intangible assets, net of accumulated amortization	115,499	134,914
Other long-term assets	918,618	940,232
Total long-term assets	2,098,463	2,372,267

Total assets	$12,289,582	20,724,177

(continued)

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	June 30, 2026	December 31, 2025
Current liabilities:
Accounts payable	$2,337,354	1,830,124
Accrued expenses	1,033,712	1,265,773
Clinical holdback – current portion	42,726	52,644
Operating lease liabilities – current portion	473,034	487,624
Total current liabilities	3,886,826	3,636,165
Long-term liabilities:
Clinical holdback – long-term portion	54,598	52,370
Convertible notes payable, net	3,521,226	3,178,864
Conversion option liability	—	2,014,000
Warrants liabilities	—	4,943,000
Operating lease liabilities – long-term portion	795,985	1,030,476
Total long-term liabilities	4,371,809	11,218,710
Total liabilities	8,258,635	14,854,875
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par, 200,000,000 authorized, 3,029,829 shares issued and 3,023,967 outstanding as of June 30, 2026; and 2,986,116 shares issued and 2,980,254 outstanding as of December 31, 2025	3,030	2,986
Treasury stock, 5,862 common shares	(60,000)	(60,000)
Warrants	5,961,150	5,246,150
Additional paid-in capital	147,575,906	146,506,310
Accumulated deficit	(149,449,139)	(145,826,144)
Total stockholders’ equity	4,030,947	5,869,302

Total liabilities and stockholders' equity	$12,289,582	20,724,177

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Operations and Comprehensive Loss
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$331,827	409,268	756,716	750,532
Cost of sales (excluding depreciation expense)	142,436	158,171	301,042	275,437

Operating expenses:
Research and development	1,946,878	1,414,429	3,256,279	4,382,901
Sales and marketing	1,293,998	984,977	2,609,753	1,893,544
General and administrative	1,931,578	1,616,972	3,713,968	3,339,685
Depreciation and amortization	82,811	86,285	165,081	171,138
Total operating expenses	5,255,265	4,102,663	9,745,081	9,787,268
Loss from operations	(5,065,874)	(3,851,566)	(9,289,407)	(9,312,173)
Other income (expense):
Interest income	19,694	17,144	69,521	36,173
Change in fair value of conversion option liability	219,000	—	1,732,413	—
Change in fair value of warrants liabilities	545,000	—	4,228,000	—
Interest expense	(186,050)	(491,500)	(362,657)	(950,949)
Other expense	—	(260,000)	—	(260,000)
Total other income (expense), net	597,644	(734,356)	5,667,277	(1,174,776)
Loss before income taxes	(4,468,230)	(4,585,922)	(3,622,130)	(10,486,949)
Income tax expense (benefit)	865	—	865	(4,188)
Net loss	$(4,469,095)	(4,585,922)	(3,622,995)	(10,482,761)

Net loss attributable to common stockholders	$(4,469,095)	(4,585,922)	(3,622,995)	(10,482,761)

Basic and diluted loss per share	$(1.33)	(3.18)	(1.08)	(7.76)
Weighted-average common shares outstanding, basic and diluted	3,357,117	1,444,036	3,344,767	1,351,264

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common stock		Treasury common stock		Warrants	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
THREE MONTHS ENDED JUNE 30, 2026

Balance at March 31, 2026	3,019,649	$3,025	5,862	$(60,000)	$5,246,150	$147,080,762	$(144,980,044)	$7,289,893

November 2025 conversion option liability and warrants liabilities reclassification	—	—	—	—	715,000	269,000	—	984,000
Issuance of common stock in connection with ESPP	4,318	5	—	—	—	15,324	—	15,329
Share-based compensation expense	—	—	—	—	—	210,820	—	210,820
Net loss	—	—	—	—	—	—	(4,469,095)	(4,469,095)
Balance at June 30, 2026	3,023,967	$3,030	5,862	$(60,000)	$5,961,150	$147,575,906	$(149,449,139)	$4,030,947

SIX MONTHS ENDED JUNE 30, 2026

Balance at December 31, 2025	2,980,254	$2,986	5,862	$(60,000)	$5,246,150	$146,506,310	$(145,826,144)	$5,869,302

Issuance of common stock in connection with at-the-market offering, net of issuance costs	31,195	31	—	—	—	342,129	—	342,160
November 2025 conversion option liability and warrants liabilities reclassification	—	—	—	—	715,000	269,000	—	984,000
Issuance of common shares in payment of 2023 convertible note interest, including related parties	3,028	3	—	—	—	47,838	—	47,841
Conversion of 2025 convertible notes into common stock	5,172	5	—	—	—	32,877	—	32,882
Issuance of common stock in connection with ESPP	4,318	5	—	—	—	15,324	—	15,329
Share-based compensation expense	—	—	—	—	—	362,428	—	362,428
Net loss	—	—	—	—	—	—	(3,622,995)	(3,622,995)
Balance at June 30, 2026	3,023,967	$3,030	5,862	$(60,000)	$5,961,150	$147,575,906	$(149,449,139)	$4,030,947

The accompanying notes are an integral part of these condensed unaudited financial statements.

	Common stock		Treasury common stock		Warrants	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
THREE MONTHS ENDED JUNE 30, 2025

Balance at March 31, 2025	1,354,395	$1,360	5,862	$(60,000)	$1,860,008	$133,290,445	$(133,095,096)	$1,996,717

Issuance of common stock in connection with at-the-market offering, net of issuance costs	3,999	4	—	—	—	101,453	—	101,457
Issuance of common stock in connection with June 2025 financing, net of issuance costs	264,314	264	—	—	—	3,700,047	—	3,700,311
Issuance of warrants in connection with June 2025 financing	—	—	—	—	56,035	(56,035)	—	—
Issuance of common stock in connection with ESPP	2,463	2	—	—	—	40,873	—	40,875
Share-based compensation expense	—	—	—	—	—	181,971	—	181,971
Expiration of warrant	—	—	—	—	(94,299)	94,299	—	—
Conversion of convertible notes into common stock	3,602	4	—	—	—	72,022	—	72,026
Net loss	—	—	—	—	—	—	(4,585,922)	(4,585,922)

Balance at June 30, 2025	1,628,773	$1,634	5,862	$(60,000)	1,821,744	$137,425,075	$(137,681,018)	$1,507,435

SIX MONTHS ENDED JUNE 30, 2025

Balance at December 31, 2024	1,167,797	$1,174	5,862	$(60,000)	$1,860,008	$127,701,497	$(127,198,257)	$2,304,422

Issuance of common stock in connection with at-the-market offering, net of issuance costs	190,597	190	—	—	—	5,323,164	—	5,323,354
Issuance of common stock in connection with June 2025 financing, net of issuance costs	264,314	264	—	—	—	3,700,047	—	3,700,311
Issuance of warrants in connection with June 2025 financing	—	—	—	—	56,035	(56,035)	—	—
Issuance of common stock in connection with ESPP	2,463	2	—	—	—	40,873	—	40,875
Share-based compensation expense	—	—	—	—	—	549,208	—	549,208
Expiration of warrant	—	—	—	—	(94,299)	94,299	—	—
Conversion of convertible notes into common stock	3,602	4	—	—	—	72,022	—	72,026
Net loss	—	—	—	—	—	—	(10,482,761)	(10,482,761)

Balance at June 30, 2025	1,628,773	$1,634	5,862	$(60,000)	$1,821,744	$137,425,075	$(137,681,018)	$1,507,435

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Cash Flows
(unaudited)

	Six Months Ended June 30
	2026	2025
Cash flows from operating activities:
Net loss	$(3,622,995)	(10,482,761)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	129,384	155,349
Amortization	35,697	15,789
Change in fair value of conversion option liability	(1,732,413)	—
Change in fair value of warrants liabilities	(4,228,000)	—
Amortization of right-of-use assets	232,775	260,819
Loss on fixed asset dispositions	—	53,173
Share-based compensation expense	362,428	549,208
Amortization of debt issuance costs and discount	362,657	746,612
Changes in operating assets and liabilities:
Accounts receivable	465,551	233,789
Inventory	(451,028)	(2,186,415)
Prepaid and other assets	308,488	165,056
Accounts payable	499,250	1,758,162
Accrued expenses	(184,220)	(98,297)
Lease liabilities	(249,081)	(264,580)
Other liabilities	(7,690)	(23,854)
Net cash used in operating activities	(8,079,197)	(9,117,950)
Cash flows from investing activities:
Acquisition of patents	(12,777)	(2,733)
Purchases of property and equipment	(88,540)	(190,834)
Net cash used in investing activities	(101,317)	(193,567)
Cash flows from financing activities:
Proceeds from the issuance of common stock in June 2025 financing	—	4,510,001
Issuance costs for June 2025 financing	—	(804,940)
Proceeds from at-the-market sales of common stock	352,922	5,496,791
Issuance costs for at-the-market sales of common stock	(10,588)	(164,904)
Proceeds from common stock issued through ESPP	15,329	40,875
Net cash provided by financing activities	357,663	9,077,823
Net change in cash and cash equivalents	(7,822,851)	(233,694)
Cash and cash equivalents:
Beginning of period	9,266,353	3,451,761
End of period	$1,443,502	3,218,067

Supplemental cash flow information
Cash paid for:
Income taxes	$5,550	6,006
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable	4,475	83,602
Acquisition of patents included in accounts payable	3,505	2,776
Issuance of warrants for underwriter commission	—	56,035
Conversion of November 2025 convertible notes into common stock	76,452	—
Conversion of November 2023 convertible notes into common stock	—	85,000
Payment of November 2023 convertible note interest in common stock	47,841	—
Deferred offering costs reclassified to additional paid-in capital	174	13,283

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(1)
Organization, Nature of Business, and Liquidity

Organization and Nature of Business

Femasys Inc. (the “Company” or “Femasys”) was incorporated in Delaware on February 19, 2004 and is headquartered in Suwanee, Georgia. The Company is a leading biomedical innovator developing transformative fertility and non-surgical permanent birth control solutions designed to improve the standard of care, expand access, and reduce costs for women worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio, which is currently being commercialized in the U.S. and key international markets. The Company’s suite of products and U.S. product candidate address what the Company believes are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

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

Liquidity

As of June 30, 2026, the Company had cash and cash equivalents of $1,443,502. Subsequent to June 30, 2026, the Company completed a private placement transaction that generated approximately $30.0 million of gross proceeds (see Note 16).

The Company has incurred recurring losses and generated a net loss of $3.6 million for the six months ended June 30, 2026. The Company expects to continue investing in the commercialization of FemaSeed and other products and in the continued clinical development of FemBloc. Accordingly, the Company expects to incur operating losses and utilize cash in support of these activities.

After considering its cash and cash equivalents as of June 30, 2026 and the proceeds received from the private placement completed subsequent to quarter-end, management believes the Company has sufficient liquidity to fund its planned operations, capital requirements, and other obligations for at least the twelve-month period following the issuance of these condensed financial statements.

Reverse Stock Split

On June 5, 2026, the Company filed an amendment to its Eleventh Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Stock Split”). The Reverse Stock Split did not change the authorized number of shares of the Company’s common stock. The Amendment was authorized by the stockholders of the Company at the Company’s special meeting of stockholders held on April 29, 2026.

Pursuant to the Amendment, on June 5, 2026, every 20 shares of common stock were automatically converted into one share of common stock, without any change in par value per share. No fractional shares were issued and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share at the Depository Trust Company (DTC) participant level.

The Reverse Stock Split applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable was adjusted proportionately as a result of the Reverse Stock Split. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The common stock reserved for future issuance under the Company’s 2021 Equity Incentive Plan has been proportionally adjusted. Unless otherwise indicated, all references in these financial statements to common stock, share data, per share data and underlying stock options, warrants, and restricted stock units have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

The Reverse Stock Split became effective at 8:40 a.m. Eastern Time on June 5, 2026, and the Company’s common stock began trading on a split-adjusted basis at the opening of trading on June 8, 2026. All shares of common stock, including common stock underlying warrants, stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the condensed financial statements have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.

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

On April 29, 2026, following shareholder approval permitting the issuance of shares underlying the Conversion Option and Warrants in excess of the Nasdaq 19.99% limitation (see Note 8b), the limitation that had previously prevented the Conversion Option and Warrants from meeting the equity classification criteria under ASC 815-40 was eliminated. Accordingly, the Company reassessed the instruments under ASC 815-40 and determined that the Conversion Option and Warrants met the criteria for equity classification. The derivative liabilities were reclassified to additional paid-in capital and warrant equity, respectively, at their fair values on the April 29, 2026 reclassification date. Following the reclassification, the instruments are no longer remeasured at fair value on a recurring basis. Prior to their reclassification to equity on April 29, 2026, the Conversion Option liability and Warrants liabilities were classified within Level 3 of the fair value hierarchy.

The fair value of the Any Market Purchase Agreement (“AMPA,” see Note 9) was measured as of the June 30, 2026 reporting period using Level 3 inputs. The fair value was determined to be de minimis as of the June 30, 2026 reporting period.

The fair values of the Conversion Option liability and Warrants liabilities related to the 2025 Notes (see Note 8b) were measured as of December 31, 2025 and immediately prior to their reclassification on April 29, 2026. During the period, the Company recognized changes in fair value resulting from the March 19, 2026 modification of the Conversion Option and Warrants which were partially offset by the issuance of the Series D-1 Warrants, and from subsequent remeasurement through the April 29, 2026 reclassification date. The changes in fair value between the periods were recognized as gains in other income (expense), net in the condensed statements of operations and comprehensive loss. Activity during the period is summarized below:

	Fair Value of Conversion Option Liability	Fair Value of Warrants Liabilities
Balance at December 31, 2025	$2,014,000	$4,943,000
Change in fair value other than modification	(1,112,413)	(4,084,000)
Change in fair value related to March 19, 2026 modification	(401,000)	(1,801,000)
Issuance of Series D-1 Warrants	—	2,202,000
Conversion of convertible note	(12,587)	—
Change in fair value other than modification	(219,000)	(545,000)
Reclassification to equity upon April 29, 2026 shareholder approval	(269,000)	(715,000)
Balance at April 29, 2026 reclassification	$—	$—

The fair values of the Conversion Option liability and Warrants liabilities were estimated using the Black-Scholes option pricing model with Level 3 inputs, with the following assumptions immediately prior to the reclassification on April 29, 2026:

	Conversion Option Liability	Warrants Liabilities
Expected term (in years)	2.52	2.52
Risk‑free interest rate	3.8%	3.8%
Dividend yield	—%	—%
Expected volatility	30%	30%
Exercise price	$14.60	$11.60-22.00
Stock price	$7.40	$7.40

Black-Scholes value	$0.26	$0.04-0.56

The valuations of the Conversion Option liability and Warrants liabilities prior to reclassification in April 2026 (see Note 8b) were calibrated such that the aggregate change in fair value of the outstanding Conversion Option and Warrants equaled the fair value of the Series D-1 Warrants issued on the modification date. This calibration resulted in an expected volatility assumption of 30%, which was also the volatility assumption used to value the Conversion Option liability and Warrants liabilities as of April 29, 2026. If the Company used the historical volatility of its common stock as the expected volatility assumption, the estimated value of the Conversion Option liability and Warrants liabilities would be higher. The expected terms of the Conversion Option and Warrants as of April 29, 2026, were consistent with the terms used as of December 31, 2025, as adjusted for additional time lapsed, which were based on the Company’s option to mandate conversion of the Notes upon achieving certain milestones (see Note 8b) as well as the expectation that the Warrants will be exercised upon a significant increase in the price of the Company’s common stock. If the Company used the contractual term of the Conversion Option and Warrants as the expected term, the estimated value of the Conversion Option liability and Warrants liabilities would be higher.

We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the quarter ended June 30, 2026, there were no transfers between Level 1, Level 2 and Level 3, other than derecognition of the Conversion Option liability and Warrants liabilities from Level 3.

The carrying amounts of cash and cash equivalents, accounts receivable, customer deposits, accounts payable and accrued expenses approximate fair value due to their short-term nature. As of June 30, 2026, the fair value of the 2025 notes (excluding the conversion option, see Note 8b), calculated using a discounted cash flow analysis with Level 3 inputs, was approximately $3.8 million.

(3)
Cash and Cash Equivalents

As of June 30, 2026 and December 31, 2025, money market funds and short-term U.S. Treasury bills included in cash and cash equivalents on the balance sheets were $1,049,916 and $7,110,655, respectively, which are classified as Level 1 within the fair value hierarchy. The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(4)
Inventories

Inventory, stated at cost, consisted of the following:

	June 30, 2026	December 31, 2025
Materials	$2,010,268	2,060,521
Work in progress	1,507,699	1,266,542
Finished goods	2,673,310	2,413,186
Inventory	$6,191,277	5,740,249

(5)
Accrued Expenses

Accrued expenses included the following:

	June 30, 2026	December 31, 2025
Incentive and other compensation costs	$762,526	870,910
Clinical trial costs	179,591	259,293
Director fees	72,944	71,250
Other	18,651	64,320
Accrued expenses	$1,033,712	1,265,773

(6)
Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms typically ranging from 30 to 60 days. All revenue is recognized at a point in time. As of June 30, 2026, there were no unsatisfied performance obligations.

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control at Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are accepted only with prior authorization from the Company. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. Throughout the periods presented, the Company has not had a history of significant returns.

The following table summarizes our sales by geographic region:

	Three Months Ended June 30,		Six Months Ended June 30,
Primary geographical markets	2026	2025	2026	2025
U.S.	$324,627	337,310	691,958	678,574
International	7,200	71,958	64,758	71,958
Total	$331,827	409,268	756,716	750,532

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

The Company, as permitted under Delaware law and in accordance with its bylaws, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, while the officer or director is or was serving at the Company’s request in such capacity. The Company entered into employment agreements with its officers, which provide for indemnification protection in the executive’s capacity as an officer for actions taken within the scope of employment. The maximum amount of potential future indemnification is unlimited; however, the Company has obtained director and officer insurance that limits its exposure. The Company believes the fair value for these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations as of June 30, 2026 and December 31, 2025.

(8)
Convertible Notes with Warrants

(a)
Convertible Notes with Warrants (November 2023 Financing)

On November 21, 2023, the Company issued (i) senior unsecured convertible notes (“Notes”) in an aggregate principal amount of $6,850,000 (“2023 Notes”), convertible into shares of common stock at a conversion price of $23.60 per share, (ii) Series A Warrants to purchase up to an aggregate of 290,256 shares of common stock at an exercise price of $23.60 per share, and (iii) Series B Warrants, together with the Series A Warrants, and, together with the convertible notes, to purchase up to an aggregate of 290,256 shares of common stock at an exercise price of $29.50 per share. The financing resulted in aggregate gross proceeds of $6,850,000, before $525,144 of issuance costs.

The 2023 Notes accrued interest at a rate of 6.0% per annum, payable annually, in cash or shares of common stock at the Company’s option. In November 2025, the Company paid $407,841 in accrued interest in 25,813 shares of common stock.

As noted above, the 2023 Notes were convertible into shares of common stock at the election of the holder at any time at an initial conversion price of $23.60. The conversion feature did not meet the requirements for separate accounting and was not accounted for as a derivative instrument. In April 2025, $85,000 of convertible notes were converted into 3,602 shares of common stock. The 2023 Notes matured on November 21, 2025, and were repaid in full by the Company with proceeds from the November 2025 Financing discussed below. No gain or loss was recorded upon repayment of the 2023 Notes.

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

For the three months ended June 30, 2025, the Company recognized total interest expense on the 2023 Notes of $491,500, including coupon interest expense of $101,587 and amortization of debt discount and issuance costs of $389,913. For the six months ended June 30, 2025, the Company recognized total interest expense of $950,949, including coupon interest expense of $204,337 and amortization of debt discount and issuance costs of $746,612.

(b)
Convertible Notes with Warrants (November 2025 Financing)

In November 2025, the Company issued (i) senior secured convertible notes (“2025 Notes”) in an aggregate principal amount of $12,000,000, convertible into 818,544 shares of common stock at a conversion price of $14.66 per share, (ii) Series A-1 Warrants to purchase up to an aggregate of 818,937 shares of common stock at an exercise price of $16.20 per share, subject to adjustments, (iii) Series B-1 Warrants to purchase an aggregate of 818,937 shares of common stock at an exercise price of $18.40 per share, subject to adjustments, and (iv) Series C-1 Warrants to purchase an aggregate of 818,937 shares of common stock at an exercise price of $22.00 per share, subject to adjustments (Series A-1 Warrants, Series B-1 Warrants and Series C-1 Warrants are collectively the “Warrants”). The financing resulted in aggregate gross proceeds of $12,000,000, before $718,528 of issuance costs.

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

The 2025 Notes are convertible into shares of common stock at the election of the holder at any time (“Conversion Option”) at an initial conversion price of $14.66 (“Conversion Price”). The Conversion Price is adjustable proportionally for certain events including stock splits, reverse stock splits and stock dividends (each a “Share Combination Event”). Additionally, prior to the March 2026 modification discussed below, upon a Share Combination Event, the conversion price would also have been further adjusted to the lowest dollar volume-weighted average price (VWAP) of the Company’s common stock during the five-day period following any Share Combination Event, but only if the conversion price (after the standard proportional adjustment) was higher than the market price.

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

If the Company offers future rights such as convertible securities, options, or warrants to purchase common stock to common stockholders (“Purchase Rights”), the holders of the 2025 Notes are likewise entitled to receive such Purchase Rights as if the Notes were converted and the corresponding shares of common stock were outstanding.

As of June 30, 2026, $76,452 of the 2025 Notes and accrued interest thereon were converted into 5,172 shares of common stock.

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

As of June 30, 2026, no Warrants have been exercised.

In March 2026, the Company modified the Conversion Option in the 2025 Notes and the exercise prices of the related Warrants to remove the market-related adjustment to the conversion price and exercise prices, respectively, that would otherwise have occurred upon a Share Combination Event. As consideration for this modification, the Company issued to the holders of the 2025 Notes and related Warrants new Series D-1 Warrants, which allow the holders to purchase an aggregate number of 818,937 shares of the Company’s common stock at an exercise price of $11.60 per share. The Series D-1 Warrants expire in March 2029.

In April 2026, the Company’s shareholders approved the issuance of shares of common stock issuable upon conversion of the 2025 Notes and exercise of the Series A-1, B-1, C-1, and D-1 Warrants, including any issuances to directors and officers of the Company who are holders of these instruments, in excess of 19.99% of the issued and outstanding shares of common stock of the Company (to the extent that anti-dilution or price adjustment provisions in the instruments result in an effective conversion or exercise price below the Nasdaq Minimum Price).

The 2025 Notes and Warrants are freestanding financial instruments that are legally detachable and separately exercisable from one another. The Conversion Option within the 2025 Notes is not a freestanding financial instrument. Prior to obtaining shareholder approval on April 29, 2026, the embedded Conversion Option within the 2025 Notes and the Warrants were determined not to be indexed to the Company’s common stock due to (i) provisions permitting adjustments to the conversion price of the 2025 Notes and the exercise prices of the Warrants upon a Share Combination Event beyond a standard proportional adjustment (but only if the market price of the Company’s common stock was lower than the Conversion Price of the 2025 Notes or exercise prices of the Warrants) and (ii) the requirement that shareholder approval be obtained for conversions and exercises exceeding 19.99% of the Company’s outstanding shares of common stock. As a result, at issuance, the embedded Conversion Option was bifurcated from the 2025 Notes, and both the Conversion Option and the Warrants, including the Series D-1 Warrants, were recognized as derivative liabilities on the Company’s balance sheet. These derivative liabilities were subsequently remeasured at fair value at each reporting period until the equity classification criteria were satisfied on April 29, 2026. Following shareholder approval obtained on April 29, 2026 permitting the issuance of shares in excess of the Nasdaq 19.99% limitation, the Company reassessed the instruments under ASC 815-40 and determined that the Conversion Option and the Warrants met the criteria for equity classification. The Company recorded a final fair value adjustment resulting in a gain of approximately $0.8 million recognized in earnings and reclassified approximately $1.0 million of derivative liabilities to additional paid-in capital and warrant equity. Subsequent to such reclassification, the instruments are no longer remeasured at fair value.

The 2025 Notes are accreted to their maturity value based on the effective interest method. For the three and six months ended June 30, 2026, the Company recognized total interest expense on the 2025 Notes of $186,050 and $362,657, respectively, related to the amortization of debt discount and issuance costs. The effective interest rate of the 2025 Notes is approximately 21.9%.

See Note 2 for further detail regarding fair value of the 2025 Notes, Conversion Option and Warrants liabilities.

The following summarizes the carrying values of the 2025 Notes as of June 30, 2026 and December 31, 2025:

	Stated Interest Rate	June 30, 2026	December 31, 2025
Face value of November 2025 Notes	8.5%	11,925,000	12,000,000
PIK interest on November 2025 Notes		638,067	132,139
Less unamortized discount and debt issuance costs		(9,041,841)	(8,953,275)
Convertible Notes Payable		$3,521,226	$3,178,864

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

For the six months ended June 30, 2026, the Company sold 31,195 shares of common stock for aggregate proceeds of approximately $353,000, and as of June 30, 2026, approximately $9.4 million remained available for sale pursuant to the prospectus. As of June 30, 2026, the amount the Company was authorized to sell was subject to baby-shelf limitations. Under SEC Rule 415(a)(1)(x), companies whose public float is less than $75 million are limited in the aggregate amount of securities that may be sold on a primary basis under a shelf registration statement during any twelve-month period to no more than one-third of such company's public float. As of June 30, 2026, the Company’s public float was below $75 million, and the one-third limit constrains the total amount of common stock it is able to sell under the Equity Distribution Agreement in any twelve-month period to an amount that may be substantially less than the approximately $9.4 million of capacity nominally available under the prospectus.

June 2025 Financing

In June 2025, the Company sold 180,000 shares of common stock in an underwritten public offering at $17.00 per share. The Company also sold 84,314 shares of common stock in a separate concurrent private placement at a price of $17.00 per share to certain existing institutional stockholders and a price of $20.40 per share to certain directors and officers. The offering resulted in aggregate gross proceeds of $4,510,001, before $804,940 of transaction costs.

Additionally, common warrants to purchase 5,287 shares of common stock were issued to the underwriter as a commission for services performed. The underwriter warrants are exercisable beginning December 2, 2025, have a 5-year term and an exercise price of $21.25 per share. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. The warrants were valued at $56,035 using Black-Scholes assumptions. As of June 30, 2026, 5,287 underwriter warrants remain outstanding.

Any Market Purchase Agreement (“AMPA”)

On June 30, 2025, the Company entered into an Any Market Purchase Agreement (“Purchase Agreement” or “AMPA”) with Alumni Capital LP (“Alumni”) whereby the Company has the right, but not the obligation, to sell to Alumni up to an aggregate of $10 million in shares of common stock in a series of purchases until December 31, 2026. The Company may elect that Alumni purchase up to $1 million in shares of common stock (or up to $5 million if mutually agreed) at either (i) the lowest traded price for the four previous business days, multiplied by 90% or (ii) up to the lesser of (a) $1 million in shares of common stock or (b) 100% of the average daily trading volume of common stock for the previous two business days at the lowest daily dollar volume-weighted average price, multiplied by 97%. The Company is limited to issuances to Alumni of up to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement. The Purchase Agreement allows the Company to raise equity on a periodic basis at its discretion depending on a variety of factors including market conditions, the trading price of the common stock, and use of proceeds for operating activities. Due to certain pricing and settlement provisions, the Purchase Agreement includes an embedded put option contract. The Company accounts for the Purchase Agreement as a derivative, with a fair value deemed de minimis. The difference between the discounted purchase price and the fair value of the shares is expensed in the period the transaction occurs as a non-cash, non-operating financing cost. See Note 2 for further detail regarding fair value of the AMPA.

As of June 30, 2026, no shares have been sold under the AMPA.

August 2025 Financing

On August 25, 2025, the Company entered into a securities purchase agreement pursuant to which the Company sold (i) 521,731 shares of common stock in a public offering and to certain Company officers, (ii) pre-funded warrants to purchase 587,500 shares of common stock, and (iii) common warrants to purchase 1,109,237 shares of common stock. Additionally, common warrants to purchase 22,185 shares of common stock were issued to the underwriter as compensation for services performed.

The pre-funded warrants, common warrants and underwriter warrants were exercisable immediately following the closing date of the offering. The pre-funded warrants have an unlimited term and an exercise price of $0.002 per share. The common warrants have a 5-year term and an exercise price of $7.20 per share, except for common warrants sold to certain Company officers, which have an exercise price of $10.31 per share. The underwriter warrants have a 5-year term and an exercise price of $9.00 per share. The offering resulted in aggregate gross proceeds of $7,998,826, before $930,132 of transaction costs.

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

The common stock was valued at $3,770,001, based on the Company’s stock price. The pre-funded warrants and common warrants were valued at $4,230,000 and $5,324,301, respectively, using the following Black-Scholes’ assumptions:

	Pre- funded warrants	Common warrants	Underwriter warrants
Expected term (in years)	4	4	4
Risk‑free interest rate	3.64%	3.64%	3.64%
Dividend yield	—%	—%	—%
Expected volatility	90.63%	90.63%	90.63%
Exercise price	$0.002	$7.20 - $10.31	$9.00
Stock price	$7.20	$7.20 - $10.31	$7.20
Black-Scholes value	$7.20	$4.80 - 5.40	$4.40

The net proceeds of $7,068,694 were allocated to the common stock, pre-funded warrants and common warrants using the relative fair value method and were recorded to stockholders’ equity.

As of June 30, 2026, 337,501 pre-funded warrants, 648,278 common warrants and 22,185 underwriter warrants remain outstanding.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(10)
Equity Incentive Plans and Warrants

In June 2021, in connection with the IPO, the 2021 Equity Incentive Plan (2021 Plan), which was adopted by the Board of Directors in February 2021 and approved by stockholders in March 2021, became effective. As of June 30, 2026, approximately 256,501 shares were reserved for future issuance under the Company’s stock plans for stock options and RSUs.

Stock-Based Awards

(a)
Stock Option Plans

Activity under the Company’s stock option plans for the six months ended June 30, 2026 was as follows:

	Number of options	Weighted average exercise price	Aggregate Intrinsic Value
Outstanding at December 31, 2025	191,552	$29.36	92,127
Granted	11,280	6.70	2,045
Forfeited	(34,226)	26.90
Outstanding at June 30, 2026	168,606	$28.34	$2,045

Vested and exercisable at June 30, 2026	98,295	$36.52	$—

The intrinsic value represents the amount by which the market price of the underlying stock at June 30, 2026 exceeds the exercise price of an option.

(b)
Inducement Grants

Since 2023, the Company has granted inducement grants, which are stock option grants to certain employees for the right to purchase shares, which were approved by the Compensation Committee. The inducement grants vest in equal installments over four years provided the employee remains employed by the Company on the vesting date. For the six months ended June 30, 2026, 16,750 options were granted and 1,875 options were forfeited.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

The inducement grants are summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life years
Outstanding at December 31, 2025	6,875	$50.40	4.53
Granted	16,750	9.28	9.69
Forfeited	(1,875)	26.40	—
Outstanding at June 30, 2026	21,750	$20.80	8.77

Vested and exercisable at June 30, 2026	5,000	$59.40	5.66

The Black-Scholes weighted-average assumptions for stock option awards granted to employees and nonemployees for the six months ended June 30, 2026 were as follows:

	Six Months Ended June 30, 2026
	Employees		Nonemployees
	2021 Plan	Inducement Grants	2021 Plan
Options Granted	6,000	16,750	5,280
Fair Value of Awards	$5.53	7.36	$5.05
Exercise Price	$6.92	9.28	$6.45

Expected term (in years)	6.25	6.25	5.67
Risk‑free interest rate	4.15%	3.83%	4.10%
Dividend yield	—%	—%	—%
Expected volatility	96.38%	96.84%	97.40%

No options were exercised for the six months ended June 30, 2026 under our stock option plans.

(c)
Restricted Stock Units (RSUs)

Restricted stock units were granted to employees in the first quarter of 2026 with service-based vesting conditions. Related activity during the six months ended June 30, 2026 was as follows:

	Number of RSUs	Weighted average grant date fair value
Outstanding at December 31, 2025	—	$—
Granted	71,750	10.85
Forfeited	(1,025)	10.40
Outstanding at June 30, 2026	70,725	$10.85

(d)
Share-Based Compensation Expense

The following table shows the share-based compensation expense related to stock option and RSU grants to employees and nonemployees by financial statement line item on the accompanying condensed statements of operations and comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$35,744	68,299	64,681	205,223
Sales and marketing	22,529	21,418	38,453	10,987
General and administrative	152,547	92,254	259,294	332,998
Total share-based compensation expense	$210,820	181,971	362,428	549,208

Share-based compensation expense by award type during the three and six months ended June 30, 2026 and 2025 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	110,462	167,087	217,337	534,324
ESPP	6,636	14,884	6,636	14,884
Restricted stock units	93,722	—	138,455	—
Total share-based compensation expense	$210,820	181,971	362,428	549,208

As of June 30, 2026, the remaining share-based compensation expense for stock options that are expected to be recognized in future periods for employees and nonemployees is $885,087, over a weighted average period of 2.4 years.

As of June 30, 2026, the remaining share-based compensation expense for RSUs that is expected to be recognized in future periods for employees is $629,216, over a weighted average period of 2.9 years.

(e)
Employee Stock Purchase Plan (ESPP)

For the six months ended June 30, 2026, 4,318 shares of common stock were issued under the Company’s ESPP Plan. As of June 30, 2026, the total number of shares of common stock reserved for future awards under the ESPP was 56,405.

(11)
Related‑Party Transactions

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants (see Note 8a). The transaction included the issuance of a $5 million convertible note and 211,865 Series A and 211,865 Series B Warrants to PharmaCyte Biotech, Inc. (“PharmaCyte”). The interim CEO, President and Director of PharmaCyte Biotech, Inc., Joshua Silverman, served on the Company’s board of directors until March 2026. The Series B Warrants expired in November 2024. In November 2025, the Company paid PharmaCyte accrued interest on the convertible note of $300,000 in equity of 18,988 common shares. In November 2025, the convertible notes principal balance of $5 million was repaid at maturity. No amounts were due to PharmaCyte as of June 30, 2026.

In conjunction with the June 2025 Financing (see Note 9), certain executive officers and a director of the Company purchased an aggregate of 4,904 shares of the Company’s common stock in a private placement at a price of $20.40 per share, for total gross proceeds of $100,001. Other investors in the private placement purchased common stock at a discounted price of $17.00 per share. No amounts were due to or from these related parties in connection with this transaction as of June 30, 2026.

In conjunction with the August 2025 Financing (see Note 9), certain executive officers of the Company purchased 4,369 common shares, with a common warrant, with a combined price of $10.31. Gross proceeds from the transaction totaled $45,001. The price equaled the market price of the Company’s stock on the applicable purchase date. The common warrants have a 5-year term and an exercise price of $10.31 per share. The warrants remain outstanding as of June 30, 2026. No amounts were due to or from these related parties in connection with this transaction as of June 30, 2026.

In the November 2025 Financing (see Note 8b), certain executive officers and directors of the Company purchased senior secured convertible notes with a combined principal balance of $175,000, convertible into common shares at a price of $14.66 per share. Additionally, in connection with the convertible notes, the officers and directors were issued 11,946 Series A-1 Warrants, 11,946 Series B-1 Warrants and 11,946 Series C-1 Warrants at exercise prices of $16.20, $18.40 and $22.00 per share, respectively. In March 2026, in connection with the modification of the Conversion Option in the 2025 Notes and the Series A-1, B-1, and C-1 Warrants, the officers and directors were issued 11,946 Series D-1 Warrants at an exercise price of $11.60 per share. As of June 30, 2026, $175,000 in convertible notes were due to the officers and directors, in addition to accrued interest of $9,627. All Series A-1, Series B-1, Series C-1 and Series D-1 warrants issued to the officers and directors remain outstanding as of June 30, 2026.

During the six months ended June 30, 2026, and the year ended December 31, 2025, the Company employed a family member of the CEO. The compensation paid is consistent with market standards for comparable positions.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(12)
Net Loss per Share Attributable to Common Stockholders

The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the income (loss) attributable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income (loss) attributable to common stockholders and the weighted-average number of shares of outstanding for the effects of potentially dilutive common shares, including stock options, restricted stock units, warrants and convertible notes, if the effect is dilutive. Since the shares underlying the November 2025 pre-funded warrants were issuable for little consideration of $0.0001 per share, they were considered outstanding for both basic and diluted loss per share from the date of issuance. For the three and six month periods ended June 30, 2026, unexercised pre-funded warrants of 337,501 were considered outstanding.

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

For diluted EPS, the Company evaluates the potential dilutive effect of participating securities and other instruments. Stock options, restricted stock units and certain warrants are included in diluted EPS using the treasury stock method, while convertible notes are evaluated using the if-converted method, as applicable. Potential common shares are included in diluted EPS only when their effect is dilutive. For the three and six months ended June 30, 2026 and 2025, diluted net loss per share equals basic net loss per share because the inclusion of potentially dilutive securities would have been anti-dilutive.

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net loss attributable to common stockholders, basic and diluted	$(4,469,095)	(4,585,922)	(3,622,995)	(10,482,761)
Weighted average common shares outstanding, basic and diluted	3,357,117	1,444,036	3,344,767	1,351,264
Loss per share, basic and diluted	$(1.33)	(3.18)	(1.08)	(7.76)

The following potentially dilutive securities have been excluded from the computations of diluted weighted average shares outstanding because they would be anti-dilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Options to purchase common stock	190,356	232,462	190,356	232,462
Restricted stock units to purchase common stock	70,725	—	70,725	—
Warrants to purchase common stock, in connection with April 2023 financing	3,442	3,442	3,442	3,442
Warrants to purchase common stock, in connection with November 2023 financing	290,256	290,256	290,256	290,256
Warrants to purchase common stock, in connection with June 2025 financing	5,287	5,287	5,287	5,287
Warrants to purchase common stock, in connection with August 2025 financing	670,463	—	670,463	—
November 2025 convertible notes and PIK interest, if converted	856,962	—	856,962	—
Warrants to purchase common stock, in connection with November 2025 financing	3,275,748	—	3,275,748	—
Warrants to purchase common stock	7,083	7,083	7,083	7,083
Total potential shares	5,370,322	538,530	5,370,322	538,530

(13)
Income Taxes

The effective tax rate of approximately 0% for the six months ended June 30, 2026 and 2025 was lower than the statutory rate due to the Company remaining in a full valuation allowance position.

(14)
Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single business segment, which is the development and commercialization of therapeutic and diagnostic products that service women’s reproductive health needs (fertility and permanent birth control).

The determination of a single business segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”). As a single reportable segment entity, the Company’s segment performance measure is net loss attributable to shareholders. The measurement of segment assets is reported on the balance sheet as total assets. The Company’s CODM is its Chief Executive Officer and Chief Financial Officer, who together review and evaluate net income (loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Significant segment expenses, as provided to the CODM, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$331,827	409,268	756,716	750,532
Cost of sales (excluding depreciation expense)	142,436	158,171	301,042	275,437

Research and development expense	616,014	89,217	1,054,814	1,048,380
Other research and development expense[1]	1,330,864	1,325,212	2,201,465	3,334,521
Total research and development expense	1,946,878	1,414,429	3,256,279	4,382,901

Sales and marketing expense	1,293,998	984,977	2,609,753	1,893,544
General and administrative expense	1,931,578	1,616,972	3,713,968	3,339,685
Depreciation and amortization expense	82,811	86,285	165,081	171,138
Total operating expenses	5,255,265	4,102,663	9,745,081	9,787,268

Total other income (expense), net	597,644	(734,356)	5,667,277	(1,174,776)
Loss before income taxes	(4,468,230)	(4,585,922)	(3,622,130)	(10,486,949)
Income tax expense (benefit)	865	—	865	(4,188)
Net loss	(4,469,095)	(4,585,922)	(3,622,995)	(10,482,761)

1 Other research and development expense include clinical affairs, regulatory, manufacturing and quality assurance expenses.

(15)
Other Income (expense), net

The Company incurred the following Other Income (expense), net for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Interest income	$19,694	17,144	69,521	36,173
Amortization of debt issuance costs and discount for 2025 and 2023 notes	(186,050)	(389,913)	(362,657)	(746,612)
Interest expense	—	(101,587)	—	(204,337)
Change in fair value of Conversion Option Liability	219,000	—	1,732,413	—
Change in fair value of Warrants liabilities	545,000	—	4,228,000	—
Debt issuance costs for AMPA	—	(260,000)	—	(260,000)
Total other income (expense), net	$597,644	(734,356)	5,667,277	(1,174,776)

(16)
Subsequent Events

On August 7, 2026, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company issued and sold, in a private placement that closed August 10, 2026, an aggregate of 9,374,999 shares of common stock, par value $0.001 per share, and pre-funded warrants to purchase shares of common stock, together with accompanying warrants to purchase an aggregate of 18,749,998 shares of common stock consisting of (i) common warrants to purchase an aggregate of 9,374,999 shares of common stock and (ii) milestone warrants to purchase an aggregate of 9,374,999 shares of common stock (collectively, the "Warrants"), each with a term of three years. The purchase price per share of common stock was $3.20 and the purchase price per pre-funded warrant was $3.1999; the exercise price of the common warrants and milestone warrants is $2.95 per share. The Company expects to receive aggregate gross proceeds of approximately $30 million from the Private Placement, before deducting estimated offering expenses, with potential additional proceeds of up to $60 million upon full cash exercise of the Warrants.

Item 2.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission, or the SEC, on June 30, 2026. This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “goal,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “potential” and similar expressions intended to identify forward-looking statements and reflect our beliefs and opinions on the relevant subject. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q. The forward-looking statements included in this Quarterly Report on Form 10-Q are made only as of the date hereof. These statements are based upon information available to us as of the filing date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely upon these statements.

Overview

We are a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio, which is currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking first-step infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (“UK”), Canada, Israel, Australia and New Zealand. A peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety with high satisfaction from both patients and practitioners. FemSperm®, which includes setup, preparation and analysis kits designed to expand our infertility portfolio and, for the first time, enable gynecologists to perform in-office sperm preparation and analysis for use with FemaSeed. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemHSG™ Catheter, used with FemVue for in-office ultrasound-based evaluation is CE mark approved in Europe. FemVue Controlled is a U.S. FDA-cleared diagnostic device and is the next-generation design integrating features of FemVue and FemChec® technologies into a single platform, enabling multiple clinical uses within one solution, including confirmation of tubal patency prior to use with FemaSeed. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand.

FemBloc® permanent birth control is a revolutionary first-in-class non-surgical solution which involves minimally-invasive placement of a patented delivery system for precise delivery of our proprietary synthetic tissue adhesive (blended polymer) into both fallopian tubes simultaneously. Over time, the blended polymer fully degrades and produces nonfunctional scar tissue to permanently block the fallopian tubes in a safe and natural approach. This is in stark contrast to centuries-old surgical sterilization with reported risks that include infection, minor or major bleeding, injury to nearby organs, anesthesia-related events, and even death. Along with the various surgical risks, some patients may not qualify as good surgical candidates due to obesity or medical comorbidities. The FemBloc non-surgical approach has the potential to offer a safe and effective, more accessible in-office alternative with fewer risks, contraindications, and substantially lower cost than the surgical alternative. A peer-reviewed publication of positive data from its initial clinical trials of FemBloc has demonstrated compelling effectiveness and five-year safety with high satisfaction from both patients and practitioners. In March 2025, we announced Conformité Européenne (“CE”) mark certification under European Union (“EU”) Medical Device Regulation (“MDR”) as the first regulatory approval in the world for the FemBloc delivery system for non-surgical female permanent birth control and in June 2025, we announced CE mark certification under EU MDR for the class III blended polymer component, achieving approval for the entire FemBloc system in the EU. In August and September 2025, we announced UK and New Zealand regulatory approvals, respectively, for FemBloc. In March and September 2025, we announced strategic distribution partnerships for FemBloc in Spain and the France/Benelux region, respectively. We received FDA approval in November 2025 of our investigational device exemption (“IDE”) supplement to move forward to the final phase of the pivotal clinical trial (clinicaltrials.gov: NCT05977751) for U.S. approval. In March 2026, we announced the initiation of enrollment in this final phase. FemChec, a companion diagnostic product for FemBloc’s ultrasound-based confirmation test, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel, Australia and New Zealand.

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

Corporate Update

On April 1, 2026, we announced the appointment of John Canning as Chief Operating Officer, who will drive operational execution and support commercial growth.

On April 16, 2026, we announced a strategic partnership with AMI Technologies to introduce and commercialize its fertility portfolio in Israel.

On April 22, 2026, we announced the commercial launch of FemaSeed Complete, a comprehensive fertility solution that enables OB/GYNs to perform first-line insemination entirely within their own practices.

On May 5, 2026, we announced enabling OB/GYNs to deliver first-line fertility treatment with initial commercial use of FemaSeed Complete.

On May 13, 2026, we announced CE Mark approval for FemHSGTM Catheter, to complement FemVue and support streamlined in-office fertility evaluation.

On June 24, 2026, we announced that we regained compliance with Nasdaq Listing Requirements.

On August 7, 2026, we announced a $30 million private placement.

On August 12, 2026, we announced the issuance of patents in the U.S. and key international markets that expand intellectual property protection for the blended polymer component of FemBloc, the Company’s non-surgical permanent birth control technology.

Reverse Stock Split

On June 5, 2026, the Company filed an amendment to its Eleventh Amended and Restated Certificate of Incorporation (the “Amendment”) with the Secretary of State of the State of Delaware to effect a reverse stock split of the Company’s common stock, par value $0.001 per share, at a ratio of 1-for-20 (the “Reverse Stock Split”). The Reverse Stock Split did not change the authorized number of shares of the Company’s common stock. The Amendment was authorized by the stockholders of the Company at the Company’s special meeting of stockholders held on April 29, 2026.

Pursuant to the Amendment, on June 5, 2026, every 20 shares of common stock were automatically converted into one share of common stock, without any change in par value per share. No fractional shares were issued and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share at the Depository Trust Company (DTC) participant level.

The Reverse Stock Split applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable was adjusted proportionately as a result of the Reverse Stock Split. The exercise prices of any outstanding warrants or stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The common stock reserved for future issuance under the Company’s 2021 Equity Incentive Plan has been proportionally adjusted. Unless otherwise indicated, all references in these financial statements to common stock, share data, per share data and underlying stock options, warrants, and restricted stock units have been retroactively adjusted to reflect the effect of the Reverse Stock Split for all periods presented.

The Reverse Stock Split became effective at 8:40 a.m. Eastern Time on June 5, 2026, and the Company’s common stock began trading on a split-adjusted basis at the opening of trading on June 8, 2026. All shares of common stock, including common stock underlying warrants, stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the condensed financial statements have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split, as if the split occurred at the beginning of the earliest period presented in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

The following table shows our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change	% Change
Sales	$331,827	409,268	(77,441)	(18.9)%
Cost of sales (excluding depreciation expense)	142,436	158,171	(15,735)	(9.9)%

Operating expenses:
Research and development	1,946,878	1,414,429	532,449	37.6%
Sales and marketing	1,293,998	984,977	309,021	31.4%
General and administrative	1,931,578	1,616,972	314,606	19.5%
Depreciation and amortization	82,811	86,285	(3,474)	(4.0)%
Total operating expenses	5,255,265	4,102,663	1,152,602	28.1%
Loss from operations	(5,065,874)	(3,851,566)	(1,214,308)	31.5%
Other income (expense):
Interest income	19,694	17,144	2,550	14.9%
Change in fair value of conversion option liability	219,000	—	219,000	100.0%
Change in fair value of warrants liabilities	545,000	—	545,000	100.0%
Interest expense	(186,050)	(491,500)	305,450	(62.1)%
Other expense	—	(260,000)	260,000	(100.0)%
Total other income (expense), net	597,644	(734,356)	1,332,000	(181.4)%
Loss before income taxes	(4,468,230)	(4,585,922)	117,692	2.6%
Income tax expense	865	—	865	100.0%
Net loss	$(4,469,095)	(4,585,922)	116,827	(2.5)%

Sales

Sales decreased by $77,441, or 18.9%, to $331,827 for the three months ended June 30, 2026 from $409,268 for the three months ended June 30, 2025, primarily attributable to lower international sales of FemVue.

Cost of sales

Cost of sales decreased by $15,735 or 9.9%, to $142,436 for the three months ended June 30, 2026 from $158,171 for the three months ended June 30, 2025, and is primarily attributed to decreased sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended June 30,
	2026	2025
Compensation and related personnel costs	$1,085,653	1,249,096
Clinical-related costs	464,449	262,389
Material and development costs	198,087	(216,134)
Professional and outside consultant costs	153,909	111,749
Other costs	44,780	7,329
Total research and development expenses	$1,946,878	1,414,429

R&D expenses increased by $532,449 or 37.6%, to $1,946,878 for the three months ended June 30, 2026 from $1,414,429 for the three months ended June 30, 2025. The increase primarily reflects the transition of development products into inventory to support commercialization during 2025, and increased clinical costs, partially offset by reduced compensation costs.

Sales and marketing

Sales and marketing expenses increased by $309,021 or 31.4%, to $1,293,998 for the three months ended June 30, 2026 from $984,977 for the three months ended June 30, 2025. The increase resulted primarily from higher compensation costs and travel expenses.

General and administrative

General and administrative expenses increased by $314,606, or 19.5%, to $1,931,578 for the three months ended June 30, 2026 from $1,616,972 for the three months ended June 30, 2025. The increase resulted primarily from increased professional fees, compensation costs and facility costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $3,474, or 4.0%, to $82,811 for the three months ended June 30, 2026 from $86,285 for the three months ended June 30, 2025. The decrease resulted from certain fixed assets reaching the end of their useful lives and no longer depreciating.

Other income (expense), net

Other income (expense), net increased by $1,332,000 or 181.4%, to $597,644 of income for the three months ended June 30, 2026 from $734,356 of expense for the three months ended June 30, 2025. The increase resulted from the change in fair value on the Conversion Option liability and Warrants liabilities, interest income earned on our cash and cash equivalents, reduced non-cash interest expense related to amortization for our convertible notes and debt issuance costs incurred in 2025. Refer to the table below for further details.

	Three Months Ended June 30,
	2026	2025
Interest income	$19,694	17,144
Amortization of debt issuance costs and discount for 2025 Notes	(186,050)	—
Amortization of debt issuance costs and discount for 2023 Notes	—	(389,913)
Interest expense	—	(101,587)
Change in fair value of Conversion Option liability	219,000	—
Change in fair value of Warrants liabilities	545,000	—
Debt issuance costs for AMPA	—	(260,000)
Total other income (expense), net	$597,644	(734,356)

Income tax expense

Income tax expense increased by $865 or 100%, to $865 for the three months ended June 30, 2026 from $0 for the three months ended June 30, 2025 due to an estimation of higher income tax expense in the second quarter of 2026 as compared to 2025.

Results of Operations

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table shows our results of operations for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025	Change	% Change
Sales	$756,716	750,532	6,184	0.8%
Cost of sales (excluding depreciation expense)	301,042	275,437	25,605	9.3%

Operating expenses:
Research and development	3,256,279	4,382,901	(1,126,622)	(25.7)%
Sales and marketing	2,609,753	1,893,544	716,209	37.8%
General and administrative	3,713,968	3,339,685	374,283	11.2%
Depreciation and amortization	165,081	171,138	(6,057)	(3.5)%
Total operating expenses	9,745,081	9,787,268	(42,187)	(0.4)%
Loss from operations	(9,289,407)	(9,312,173)	22,766	(0.2)%
Other income (expense):
Interest income	69,521	36,173	33,348	92.2%
Change in fair value of conversion option liability	1,732,413	—	1,732,413	100.0%
Change in fair value of warrants liabilities	4,228,000	—	4,228,000	100.0%
Interest expense	(362,657)	(950,949)	588,292	(61.9)%
Other expense	—	(260,000)	260,000	(100.0)%
Total other income (expense), net	5,667,277	(1,174,776)	6,842,053	(582.4)%
Loss before income taxes	(3,622,130)	(10,486,949)	6,864,819	(65.5)%
Income tax expense (benefit)	865	(4,188)	5,053	(120.7)%
Net loss	$(3,622,995)	(10,482,761)	6,859,766	(65.4)%

Sales

Sales increased by $6,184, or 0.8%, to $756,716 for the six months ended June 30, 2026 from $750,532 for the six months ended June 30, 2025, primarily due to sales of FemaSeed.

Cost of sales

Cost of sales increased by $25,605 or 9.3%, to $301,042 for the six months ended June 30, 2026 from $275,437 for the six months ended June 30, 2025, and is primarily attributed to increased sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Six Months Ended June 30,
	2026	2025
Compensation and related personnel costs	$1,975,979	2,554,755
Clinical-related costs	719,161	656,364
Material and development costs	292,696	325,365
Professional and outside consultant costs	210,033	303,944
Regulatory and other costs	58,410	542,473
Total research and development expenses	$3,256,279	4,382,901

R&D expenses decreased by $1,126,622 or 25.7%, to $3,256,279 for the six months ended June 30, 2026 from $4,382,901 for the six months ended June 30, 2025. The decrease primarily reflects lower compensation costs, regulatory and professional service fees.

Sales and marketing

Sales and marketing expenses increased by 716,209 or 37.8%, to $2,609,753 for the six months ended June 30, 2026 from $1,893,544 for the six months ended June 30, 2025. The increase resulted primarily from higher compensation costs, travel expenses and professional fees.

General and administrative

General and administrative expenses increased by $374,283, or 11.2%, to $3,713,968 for the six months ended June 30, 2026 from $3,339,685 for the six months ended June 30, 2025. The increase resulted primarily from increased professional fees and facility costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $6,057, or 3.5%, to $165,081 for the six months ended June 30, 2026 from $171,138 for the six months ended June 30, 2025. The decrease resulted from certain fixed assets reaching the end of their useful lives and no longer depreciating.

Other income (expense), net

Other income (expense), net increased by $6,842,053 or 582.4%, to $5,667,277 of income for the six months ended June 30, 2026 from $1,174,776 of expense for the six months ended June 30, 2025. The increase resulted from the change in fair value on the Conversion Option liability and Warrants liabilities, interest income earned on our cash and cash equivalents, reduced non-cash interest expense related to amortization for our convertible notes and debt issuance costs incurred in 2025. Refer to the table below for further details.

	Six Months Ended June 30,
	2026	2025
Interest income	$69,521	36,173
Amortization of debt issuance costs and discount for 2025 Notes	(362,657)	—
Amortization of debt issuance costs and discount for 2023 Notes	—	(746,612)
Interest expense	—	(204,337)
Change in fair value of Conversion Option liability	1,732,413	—
Change in fair value of Warrants liabilities	4,228,000	—
Debt issuance costs for AMPA	—	(260,000)
Total other income (expense), net	$5,667,277	(1,174,776)

Income tax expense (benefit)

Income tax expense (benefit) decreased by $5,053 or 120.7%, to $865 in expense for the six months ended June 30, 2026 from a $4,188 benefit for the six months ended June 30, 2025 due to an estimation of higher income tax expense in 2026 compared to 2025.

Liquidity and Capital Resources

Sources of liquidity

Since our inception through June 30, 2026, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of June 30, 2026, we had $1,443,502 of cash and cash equivalents and an accumulated deficit of $149,449,139.

In July 2022, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. In December 2025, we filed a new prospectus pursuant to which we may sell up to $9.8 million under the Equity Distribution Agreement. As of June 30, 2026, 31,195 shares of common stock had been sold for aggregate proceeds of approximately $353,000 under the Equity Distribution Agreement pursuant to the prospectus. As of June 30, 2026, the amount we were authorized to sell was subject to baby-shelf limitations. As of June 30, 2026, the available amount pursuant to the prospectus was approximately $9.4 million.

In June 2025, we sold 180,000 shares of common stock in an underwritten public offering at $17.00 per share. Separately and concurrently, we sold 84,314 shares of common stock in a private placement at a price of $17.00 per share to certain existing institutional stockholders and a price of $20.40 per share to certain directors and officers. Net proceeds from the transaction were $3,705,061.

On June 30, 2025, we entered into an Any Market Purchase Agreement (“Purchase Agreement” or “AMPA”) with Alumni Capital LP (“Alumni”) whereby we have the right, but not the obligation, to sell to Alumni up to an aggregate of $10 million in shares of common stock in a series of purchases until December 31, 2026. We may elect that Alumni purchase up to $1 million in shares of common stock (or up to $5 million if mutually agreed) at either (i) the lowest traded price for the four previous business days, multiplied by 90%, or (ii) up to the lesser of (a) $1 million in shares of common stock, or (b) 100% of the average daily trading volume of common stock for the previous two business days at the lowest daily dollar volume-weighted average price, multiplied by 97%. We are limited to issuances to Alumni of 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement.

In August 2025, we sold an aggregate of (i) 521,731 shares of common stock in a public offering and to certain Company officers (ii) pre-funded warrants to purchase up to 587,500 shares of common stock and (iii) common warrants to purchase up to 1,109,237 shares of common stock. Additionally, common warrants to purchase 22,185 shares of common stock were issued to the underwriter as compensation for services performed. The purchase price per share for the common stock was $7.20, except for shares sold to certain company officers, which was $10.31 per share. The purchase price per share for the pre-funded warrants was $7.20. The net proceeds from the August 2025 Financing at closing were approximately $7.1 million. As of June 30, 2026, 250,000 pre-funded warrants and 460,959 common warrants were exercised for approximately $3.3 million.

In November 2025, we entered into a definitive agreement for the issuance of (i) senior secured convertible notes in an aggregate principal amount of $12,000,000, convertible into 818,544 shares of common stock at a conversion price of $14.66 per share, (ii) Series A-1 Warrants to purchase up to an aggregate of 818,937 shares of common stock at an exercise price of $16.20 per share, subject to adjustments (iii) Series B-1 Warrants to purchase an aggregate of 818,937 shares of common stock at an exercise price of $18.40 per share, subject to adjustments, and (iv) Series C-1 Warrants to purchase an aggregate of 818,937 shares of common stock at an exercise price of $22.00 per share, subject to adjustments, if all warrants are exercised for cash. In March 2026, we modified the November 2025 agreement to remove the non-standard adjustment to the conversion price of the notes and exercise prices of the Series A-1 Warrants, Series B-1 Warrants and Series C-1 Warrants, respectively, upon a Share Combination Event. As consideration for this modification, the Company issued the holders of the 2025 Notes and related Warrants new Series D-1 Warrants which allow the holders to purchase an aggregate number of 818,937 shares of the Company’s common stock at an exercise price of $11.60 per share. The financing resulted in aggregate gross proceeds of $12,000,000, with total potential funding of approximately $68 million, including the D-1 Warrants. In April 2026, shareholders approved the issuance of shares of common stock issuable upon conversion of the 2025 Notes and exercise of Series A-1, B-1, C-1, and D-1 Warrants, including any issuances to directors and officers of the Company who are holders of these instruments, in excess of 19.99% of the issued and outstanding shares of common stock of the Company (to the extent that anti-dilution or price adjustment provisions in the instruments result in an effective conversion or exercise price below the Nasdaq Minimum Price).

In August 2026, we completed a private placement resulting in gross proceeds of $30.0 million. Pursuant to the agreement, we issued an aggregate of 9,374,999 shares of common stock and pre-funded warrants to purchase shares of common stock, together with accompanying warrants to purchase an aggregate of 18,749,998 shares of common stock. The purchase price was $3.20 per share of common stock (or $3.1999 per pre-funded warrant), and the accompanying warrants have an exercise price of $2.95 per share. The accompanying warrants consist of warrants exercisable for an aggregate of 9,374,999 shares of common stock and milestone warrants exercisable for an aggregate of 9,374,999 shares of common stock, subject to certain vesting and exercisability conditions. If all accompanying warrants are exercised for cash, then we could receive up to an additional $60.0 million in gross proceeds.

Funding requirements

Based on our current operating plan, our current cash and cash equivalents, proceeds from our recently completed private placement of $30 million, and anticipated revenues from product sales are expected to be sufficient to fund our ongoing operations for at least twelve months. Our convertible notes contain restrictions that limit our ability to issue securities without complying with certain participation rights. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our U.S. product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or our U.S. product candidate that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development and commercialization activities and terminate our operations, and you could experience a complete loss of your investment.

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

Cash Flows

Comparison of the Six Months Ended June 30, 2026 and 2025

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(8,079,197)	(9,117,950)
Net cash used in investing activities	(101,317)	(193,567)
Net cash provided by financing activities	357,663	9,077,823
Net change in cash and cash equivalents	$(7,822,851)	(233,694)

Operating activities

For the six months ended June 30, 2026, cash used in operating activities was $8,079,197, attributable to net loss of $3,622,995, net non-cash gains of $4,837,472 and a net change in our net operating assets and liabilities of $381,270. Non-cash activity primarily consisted of a change in fair value of the Conversion Option liability and warrants liabilities of $1,732,413 and $4,228,000, respectively, $362,657 of amortization of the discount on convertible notes, $362,428 in share-based compensation, $232,775 in right-of-use asset amortization and $165,081 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to increases in accounts payable of $499,250, decreases in accounts receivable of $465,551 and prepaid and other assets of $308,488, offset by an increase in inventory of $451,028 and decreases in lease liabilities of $249,081 and accrued expenses of $184,220. We intend to meet future operating cash requirements through increased sales of commercial products and fundraising, as discussed in Funding requirements.

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

Investing activities

For the six months ended June 30, 2026, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $101,317.

For the six months ended June 30, 2025, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $193,567.

Financing activities

For the six months ended June 30, 2026, cash provided by financing activities was $357,663, attributable to proceeds from sales under the at-the-market facility and proceeds from the issuance of shares under the ESPP Plan.

For the six months ended June 30, 2025, cash provided by financing activities was $9,077,823, attributable to proceeds from sales under the at-the-market facility, net of issuance costs of $5,331,887, proceeds from the June 2025 financing, net of issuance costs of $3,705,061 and proceeds from the issuance of shares under the ESPP Plan of $40,875.

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

Revenue recognition

Our policy is to recognize revenue when a customer obtains control of the promised goods under ASC 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018. The amount of revenue recognized reflects the consideration to which we expect to be entitled to receive in exchange for these goods, and we have elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. We do not have multiple performance obligations in our customer orders, so revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms typically ranging from 30 to 60 days. All revenue is recognized at a point in time.

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control at Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from us. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of June 30, 2026, we have not had a history of significant returns.

Convertible Notes, Conversion Option liability and Warrants liabilities

The Company accounts for debt and equity instruments issued in financing transactions, including the senior secured convertible notes (“2025 Notes”) and related warrants issued in its November 2025 financing transaction, which require significant management judgments and estimates. The financial instruments issued contain complex embedded features, including conversion options, exercise price adjustment provisions, redemption features, and other settlement terms that require evaluation under applicable accounting guidance to determine whether such features should be classified as equity or derivative liabilities.

Management concluded that certain embedded conversion features within the 2025 Notes and the related warrants were not indexed to the Company’s common stock under ASC 815-40 and therefore did not qualify for equity classification, primarily due to shareholder approval requirements that limited settlement in shares and, prior to the March 2026 modification, certain market-based adjustment provisions. Accordingly, the Conversion Option embedded in the 2025 Notes and the Warrants were recognized as derivative liabilities and initially measured at fair value in accordance with ASC 820, with subsequent changes in fair value recognized in earnings each reporting period.

In March 2026, the Company modified the 2025 Notes and related warrants to remove certain market-based adjustment provisions and issued additional Series D-1 warrants in connection with the modification. The Company evaluated the modification under the applicable accounting guidance and recorded the new Series D-1 warrants as derivative liabilities at fair value upon issuance.

In April 2026, shareholders approved the issuance of shares underlying the 2025 Notes and Series A-1, B-1, C-1, and D-1 Warrants in excess of the Nasdaq 19.99% limitation. Following the approval, the Company reassessed the Conversion Option and Warrants under ASC 815-40 and determined that they met the criteria for equity classification. As a result, the instruments were reclassified from derivative liabilities to equity and are no longer subject to recurring fair value measurement.

The valuation of the derivative liabilities required the use of significant estimates and assumptions, including the Company’s stock price, expected volatility, expected term, risk-free interest rates, probability and timing of potential future events, and assumptions related to conversion and exercise probability. Management also exercised significant judgment in evaluating whether the Conversion Option and Warrants met the liability or equity classification criteria under ASC 815-40, particularly in connection with the March 2026 modification and the April 2026 shareholder approval. Changes in these assumptions could have materially impacted the estimated fair value of the derivative liabilities and the related gains or losses recognized in the Company’s condensed statements of operations and comprehensive loss, and the classification of these instruments.

In addition, the Company records the 2025 Notes at amortized cost and accretes the associated debt discount and issuance costs to interest expense using the effective interest method over the expected term of the instruments. The effective interest rate of the 2025 Notes was impacted by the initial allocation of proceeds between the debt host and derivative liabilities, which required significant management judgment.

Item 3.
Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.
Legal Proceedings

From time to time we may be involved in legal proceedings arising in connection with our business. As of June 30, 2026, we have not had a history of significant legal proceedings and there are no currently pending actions against us. We believe that any amount, or range, of reasonably possible losses in connection with any potential actions against us in excess of established reserves, in the aggregate, will not be material to our financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of income for such period and the significance of any actions against us.

Item 1A.
Risk Factors

As of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

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

Item 6.
Exhibits

			Incorporated by Reference
Exhibit
Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 22, 2021

3.2	Certificate of Amendment to the Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 5, 2026

3.3	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.2	June 22, 2021

3.4	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.1	March 30, 2023

10.1	Employment Agreement between Femasys Inc. and John Canning	Form 8-K	001-40492	10.1	April 1, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*
Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 14th day of August 2026.

FEMASYS INC

Dated: August 14, 2026	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President

Dated: August 14, 2026
By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer