Form 10-Q
period 2026-09-30
FEMASYS INC
filed 2026-11-13
CIK 1339005

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The Registrant had 8,656,277 shares of common stock, $0.001 par value, outstanding as of November 12, 2026.

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

•
our ability to obtain additional financing to fund the U.S. clinical development of our U.S. product candidate, FemBloc® permanent birth control;

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

PART I. FINANCIAL INFORMATION

ITEM 1.
Condensed Financial Statements

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Assets	September 30, 2026	December 31, 2025
Current assets:
Cash and cash equivalents	$23,913,946	9,266,353
Accounts receivable, net	233,778	616,600
Inventory	6,166,371	5,740,249
Prepaid and other current assets	893,098	833,133
Total current assets	31,207,193	16,456,335
Property and equipment, at cost:
Leasehold improvements	1,238,886	1,238,886
Office equipment	91,610	78,155
Furniture and fixtures	424,586	417,876
Machinery and equipment	3,125,855	3,065,713
Construction in progress	991,124	897,885
	5,872,061	5,698,515
Less accumulated depreciation	(3,991,222)	(3,802,940)
Net property and equipment	1,880,839	1,895,575
Long-term assets:
Lease right-of-use assets, net	952,796	1,297,121
Intangible assets, net of accumulated amortization	99,902	134,914
Other long-term assets	946,928	940,232
Total long-term assets	1,999,626	2,372,267

Total assets	$35,087,658	20,724,177

(continued)

FEMASYS INC.
Condensed Balance Sheets
(unaudited)

Liabilities and Stockholders’ Equity	September 30, 2026	December 31, 2025
Current liabilities:
Accounts payable	$1,958,546	1,830,124
Accrued expenses	855,377	1,265,773
Note payable	292,229	—
Clinical holdback – current portion	29,250	52,644
Operating lease liabilities – current portion	465,960	487,624
Total current liabilities	3,601,362	3,636,165
Long-term liabilities:
Clinical holdback – long-term portion	58,179	52,370
Convertible notes payable, net	3,717,653	3,178,864
Conversion option liability	—	2,014,000
Warrants liabilities	—	4,943,000
Operating lease liabilities – long-term portion	682,302	1,030,476
Total long-term liabilities	4,458,134	11,218,710
Total liabilities	8,059,496	14,854,875
Commitments and contingencies
Stockholders' equity:
Common stock, $0.001 par, 200,000,000 shares authorized, 8,662,139 shares issued and 8,656,277 shares outstanding as of September 30, 2026; and 2,986,116 shares issued and 2,980,254 shares outstanding as of December 31, 2025	8,662	2,986
Treasury stock, 5,862 common shares	(60,000)	(60,000)
Warrants	19,023,695	5,246,150
Additional paid-in capital	162,069,759	146,506,310
Accumulated deficit	(154,013,954)	(145,826,144)
Total stockholders’ equity	27,028,162	5,869,302

Total liabilities and stockholders' equity	$35,087,658	20,724,177

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$404,597	729,394	1,161,313	1,479,926
Cost of sales (excluding depreciation expense)	187,496	293,838	488,538	569,275

Operating expenses:
Research and development	1,942,927	1,382,022	5,199,206	5,764,923
Sales and marketing	943,002	1,143,805	3,552,755	3,037,349
General and administrative	1,704,091	1,477,800	5,418,059	4,817,485
Depreciation and amortization	77,091	85,697	242,172	256,835
Total operating expenses	4,667,111	4,089,324	14,412,192	13,876,592
Loss from operations	(4,450,010)	(3,653,768)	(13,739,417)	(12,965,941)
Other income (expense):
Interest income	85,610	17,315	155,131	53,488
Change in fair value of Conversion Option liability	—	—	1,732,413	—
Change in fair value of Warrants liabilities	—	—	4,228,000	—
Interest expense	(200,415)	(532,073)	(563,072)	(1,483,022)
Other expense	—	(26,295)	—	(286,295)
Total other income (expense), net	(114,805)	(541,053)	5,552,472	(1,715,829)
Loss before income taxes	(4,564,815)	(4,194,821)	(8,186,945)	(14,681,770)
Income tax expense (benefit)	—	—	865	(4,188)
Net loss	$(4,564,815)	(4,194,821)	(8,187,810)	(14,677,582)

Net loss attributable to common stockholders	$(4,564,815)	(4,194,821)	(8,187,810)	(14,677,582)

Basic and diluted loss per share	$(0.53)	(2.05)	(1.59)	(9.25)
Weighted-average common shares and pre-funded warrants outstanding, basic and diluted	8,660,381	2,050,761	5,136,109	1,586,992

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Stockholders’ Equity
(unaudited)

	Common stock		Treasury common stock			Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Warrants	capital	deficit	equity
THREE MONTHS ENDED SEPTEMBER 30, 2026

Balance at June 30, 2026	3,023,967	$3,030	5,862	$(60,000)	$5,961,150	$147,575,906	$(149,449,139)	$4,030,947
Issuance of common stock and warrants in connection with August 2026 financing, net of issuance costs	5,013,559	5,014	—	—	15,203,890	12,162,894	—	27,371,798
Exercise of pre-funded warrants	618,751	618	—	—	(2,141,345)	2,140,743	—	16
Share-based compensation expense	—	—	—	—	—	190,216	—	190,216
Net loss	—	—	—	—	—	—	(4,564,815)	(4,564,815)
Balance at September 30, 2026	8,656,277	$8,662	5,862	$(60,000)	$19,023,695	$162,069,759	$(154,013,954)	$27,028,162

NINE MONTHS ENDED SEPTEMBER 30, 2026

Balance at December 31, 2025	2,980,254	$2,986	5,862	$(60,000)	$5,246,150	$146,506,310	$(145,826,144)	$5,869,302

Issuance of common stock in connection with at-the-market offering, net of issuance costs	31,195	31	—	—	—	342,129	—	342,160
Issuance of common stock in payment of 2023 convertible note interest, including related parties	3,028	3	—	—	—	47,838	—	47,841
Issuance of common stock and warrants in connection with August 2026 financing, net of issuance costs	5,013,559	5,014	—	—	15,203,890	12,162,894	—	27,371,798
Exercise of pre-funded warrants	618,751	618	—	—	(2,141,345)	2,140,743	—	16
Conversion of November 2025 convertible notes into common stock	5,172	5	—	—	—	32,877	—	32,882
November 2025 Conversion Option liability and Warrants liabilities reclassification	—	—	—	—	715,000	269,000	—	984,000
Issuance of common stock in connection with ESPP	4,318	5	—	—	—	15,324	—	15,329
Share-based compensation expense	—	—	—	—	—	552,644	—	552,644
Net loss	—	—	—	—	—	—	(8,187,810)	(8,187,810)
Balance at September 30, 2026	8,656,277	$8,662	5,862	$(60,000)	$19,023,695	$162,069,759	$(154,013,954)	$27,028,162

The accompanying notes are an integral part of these condensed unaudited financial statements.

	Common stock		Treasury common stock			Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	Warrants	capital	deficit	equity
THREE MONTHS ENDED SEPTEMBER 30, 2025

Balance at June 30, 2025	1,628,773	$1,634	5,862	$(60,000)	$1,821,744	$137,425,075	$(137,681,018)	$1,507,435

Issuance of common stock and warrants in connection with August 2025 financing, net of issuance costs	521,730	522	—	—	5,833,237	1,234,935	—	7,068,694
Exercise of pre-funded warrants	214,619	215	—	—	(927,647)	927,861	—	429
Share-based compensation expense	—	—	—	—	—	174,514	—	174,514
Net loss	—	—	—	—	—	—	(4,194,821)	(4,194,821)
Balance at September 30, 2025	2,365,122	$2,371	5,862	$(60,000)	$6,727,334	$139,762,385	$(141,875,839)	$4,556,251

NINE MONTHS ENDED SEPTEMBER 30, 2025

Balance at December 31, 2024	1,167,797	$1,174	5,862	$(60,000)	$1,860,008	$127,701,497	$(127,198,257)	$2,304,422

Issuance of common stock in connection with at-the-market offering, net of issuance costs	190,597	190	—	—	—	5,323,164	—	5,323,354
Issuance of common stock in connection with June 2025 financing, net of issuance costs	264,314	264	—	—	—	3,700,047	—	3,700,311
Issuance of warrants in connection with June 2025 financing	—	—	—	—	56,035	(56,035)	—	—
Issuance of common stock and warrants in connection with August 2025 financing, net of issuance costs	521,730	522	—	—	5,833,237	1,234,935	—	7,068,694
Exercise of pre-funded warrants	214,619	215	—	—	(927,647)	927,861	—	429
Issuance of common stock in connection with ESPP	2,463	2	—	—	—	40,873	—	40,875
Share-based compensation expense	—	—	—	—	—	723,722	—	723,722
Expiration of warrant	—	—	—	—	(94,299)	94,299	—	—
Conversion of convertible notes into common stock	3,602	4	—	—	—	72,022	—	72,026
Net loss	—	—	—	—	—	—	(14,677,582)	(14,677,582)
Balance at September 30, 2025	2,365,122	$2,371	5,862	$(60,000)	$6,727,334	$139,762,385	$(141,875,839)	$4,556,251

The accompanying notes are an integral part of these condensed unaudited financial statements.

FEMASYS INC.
Condensed Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(8,187,810)	(14,677,582)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	188,282	227,371
Amortization	53,890	29,464
Change in fair value of Conversion Option liability	(1,732,413)	—
Change in fair value of Warrants liabilities	(4,228,000)	—
Amortization of right-of-use assets	344,325	386,198
Loss on fixed asset dispositions	—	53,173
Share-based compensation expense	552,644	723,722
PIK interest and amortization of debt issuance costs and discount	559,084	1,173,153
Changes in operating assets and liabilities:
Accounts receivable	382,822	(83,826)
Inventory	(426,122)	(2,737,651)
Prepaid and other assets	288,245	283,382
Accounts payable	58,330	656,403
Accrued expenses	(362,555)	(122,588)
Lease liabilities	(369,838)	(392,850)
Other liabilities	(17,585)	(23,694)
Net cash used in operating activities	(12,896,701)	(14,505,325)

Cash flows from investing activities:
Purchases of property and equipment	(106,050)	(385,167)
Acquisition of patents	(16,282)	(48,216)
Net cash used in investing activities	(122,332)	(433,383)

Cash flows from financing activities:
Proceeds from issuance of common stock in June 2025 financing	—	4,510,001
Issuance costs for June 2025 financing	—	(804,940)
Proceeds from at-the-market sales of common stock	352,922	5,496,791
Issuance costs for at-the-market sales of common stock	(10,588)	(164,904)
Proceeds from common stock issued through ESPP	15,329	40,875
Proceeds from the issuance of common stock, accompanying warrants and pre-funded warrants in August 2025 financing	—	7,998,826
Issuance costs for August 2025 financing	—	(930,132)
Proceeds from the issuance of common stock, accompanying warrants and pre-funded warrants in August 2026 financing	29,999,580	—
Issuance costs for August 2026 financing	(2,627,782)	—
Proceeds from the exercise of pre-funded warrants	16	429
Repayment of note payable	(62,851)	(90,961)
Net cash provided by financing activities	27,666,626	16,055,985
Net change in cash and cash equivalents	14,647,593	1,117,277

Cash and cash equivalents:
Beginning of period	9,266,353	3,451,761
End of period	$23,913,946	4,569,038

Supplemental cash flow information
Cash paid for:
Interest	$3,988	4,057
Income taxes	5,550	6,006
Non-cash investing and financing activities:
Property and equipment costs included in accounts payable	67,496	53,065
Acquisition of patents included in accounts payable	2,596	45,371
Issuance of warrants for underwriter commission in connection with June 2025 financing	—	56,035
Issuance of warrants for underwriter commission in connection with August 2025 financing	—	97,612
Deferred offering costs reclassified to additional paid-in capital	174	13,283
Conversion of November 2025 convertible notes into common stock	76,452	—
Conversion of November 2023 convertible notes into common stock	—	85,000
Payment of November 2023 convertible note interest in common stock	47,841	—
Prepaid insurance financed with promissory notes	355,080	276,489

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

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

In the opinion of management, the unaudited condensed financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company’s financial position and the results of its operations and cash flows at the dates and for the periods presented. The results of operations for such interim periods are not necessarily indicative of the results expected for the full year.

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

Liquidity

As of September 30, 2026, the Company had cash and cash equivalents of $23,913,946.

The Company has incurred recurring losses and generated a net loss of $8.2 million for the nine months ended September 30, 2026. The Company expects to continue investing in the commercialization of FemaSeed and other products and in the continued clinical development of FemBloc. Accordingly, the Company expects to incur operating losses and utilize cash in support of these activities.

The Company believes that its cash and cash equivalents as of September 30, 2026 will provide sufficient liquidity to fund its planned operations, capital requirements, and other obligations for at least the twelve-month period following the issuance of these condensed financial statements.

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

Pursuant to the Amendment, on June 5, 2026, every 20 shares of common stock were automatically converted into one share of common stock, without any change in par value per share. No fractional shares were issued, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share at the Depository Trust Company (DTC) participant level.

The Reverse Stock Split applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable was adjusted proportionately as a result of the Reverse Stock Split. The exercise prices of outstanding warrants and stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The number of shares of common stock reserved for future issuance under the Company’s 2021 Equity Incentive Plan was also proportionately adjusted.

The Reverse Stock Split became effective at 8:40 a.m. Eastern Time on June 5, 2026, and the Company’s common stock began trading on a split-adjusted basis at the opening of trading on June 8, 2026. All shares of common stock, including common stock underlying warrants, stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the condensed financial statements have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split for all periods presented.

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

Recently Issued Accounting Pronouncements – Not Yet Adopted

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The standard requires public business entities to disclose additional information about specific expense categories included in relevant income statement captions, including purchases of inventory, employee compensation, depreciation, amortization of intangible assets, and certain other expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The ASU may be applied either with a prospective or a fully retrospective transition method. The Company will adopt the ASU beginning January 1, 2027 and is currently evaluating the impact of the adoption on its interim financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments modernize the accounting guidance for costs incurred to develop software for internal use, including removing the project-stage framework and revising the criteria for determining when capitalization of software development costs should begin. The ASU is effective for the Company’s annual and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company will adopt the ASU beginning January 1, 2028 and is currently evaluating the impact of the adoption on its interim financial statements and disclosures.

In September 2025, the FASB issued ASU 2025-07, Derivatives and Hedging (Topic 815) and Revenue from Contracts with Customers (Topic 606): Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract. The amendments refine the scope of derivative accounting under Topic 815, including the application of the scope exception for certain contracts with underlying variables based on the operations or activities of one of the parties to the contract. The ASU is effective for the Company’s annual and interim reporting periods beginning after December 15, 2026. Early adoption is permitted. The Company will adopt the ASU beginning January 1, 2027 and is currently evaluating the impact of the adoption on its interim financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The amendments clarify the applicability of the interim reporting guidance in Topic 270 and improve the navigability of interim disclosure requirements by providing a more comprehensive listing of disclosures required in interim financial statements. The ASU is effective for the Company’s interim periods in annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The ASU may be applied either with a prospective method or a fully retrospective method of transition. The Company will adopt the ASU beginning January 1, 2028 and is currently evaluating the impact of the adoption on its interim financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-12, Codification Improvements, which makes amendments to various Topics within the Accounting Standards Codification, including Topic 260, Earnings Per Share. The ASU is effective for the Company’s annual and interim reporting periods beginning after December 15, 2026, with early adoption permitted. The Company will adopt the ASU beginning January 1, 2027 and is currently evaluating the impact of the adoption on its interim financial statements and disclosures.

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

The fair value of the Any Market Purchase Agreement (“AMPA,” see Note 10) was measured as of September 30, 2026 using Level 3 inputs and was determined to be de minimis.

On April 29, 2026, following shareholder approval permitting the issuance of shares underlying the Conversion Option and Warrants in excess of the Nasdaq 19.99% limitation (see Note 9b), the limitation that had previously prevented the Conversion Option and Warrants from meeting the equity classification criteria under ASC 815-40 was eliminated. Accordingly, the Company reassessed the instruments under ASC 815-40 and determined that the Conversion Option and Warrants met the criteria for equity classification. The derivative liabilities were reclassified to additional paid-in capital and warrant equity, respectively, at their fair values on the April 29, 2026 reclassification date. Following the reclassification, the instruments are no longer remeasured at fair value on a recurring basis. Prior to their reclassification to equity on April 29, 2026, the Conversion Option liability and Warrants liabilities were classified within Level 3 of the fair value hierarchy.

During the nine months ended September 30, 2026, the Company recognized changes in the fair values of the Conversion Option and Warrants liabilities resulting from the March 19, 2026 modification and subsequent remeasurement through the April 29, 2026 reclassification date. In connection with the March 19, 2026 modification, the Company also recognized the Series D-1 Warrants at fair value upon issuance. The changes in fair value were recognized as gains in other income (expense), net in the condensed statements of operations. Activity through the April 29, 2026 reclassification date is summarized below:

	Fair Value of Conversion Option Liability	Fair Value of Warrants Liabilities
Balance at December 31, 2025	$2,014,000	$4,943,000
Change in fair value other than modification	(1,112,413)	(4,084,000)
Change in fair value related to March 19, 2026 modification	(401,000)	(1,801,000)
Issuance of Series D-1 Warrants	—	2,202,000
Conversion of convertible note	(12,587)	—
Change in fair value other than modification on April 29, 2026	(219,000)	(545,000)
Reclassification to equity upon April 29, 2026 shareholder approval	(269,000)	(715,000)
Balance at April 29, 2026 reclassification	$—	$—

The fair values of the Conversion Option liability and Warrants liabilities were estimated using the Black-Scholes option pricing model with Level 3 inputs, with the following assumptions immediately prior to the reclassification on April 29, 2026:

	Conversion Option Liability	Warrants Liabilities
Expected term (in years)	2.52	2.52
Risk‑free interest rate	3.80%	3.80%
Dividend yield	—%	—%
Expected volatility	30.00%	30.00%
Exercise price	$14.66	$11.60 - $22.00
Stock price	$7.40	$7.40

Black-Scholes value	$0.26	$0.04 - $0.56

The valuations of the Conversion Option liability and Warrants liabilities prior to reclassification in April 2026 (see Note 9b) were calibrated such that the aggregate change in fair value of the outstanding Conversion Option and Warrants equaled the fair value of the Series D-1 Warrants issued on the modification date. This calibration resulted in an expected volatility assumption of 30%, which was also the volatility assumption used to value the Conversion Option liability and Warrants liabilities as of April 29, 2026. If the Company used the historical volatility of its common stock as the expected volatility assumption, the estimated value of the Conversion Option liability and Warrants liabilities would be higher. The expected terms of the Conversion Option and Warrants as of April 29, 2026, were consistent with the terms used as of December 31, 2025, as adjusted for additional time lapsed, which were based on the Company’s option to mandate conversion of the Notes upon achieving certain milestones (see Note 9b) as well as the expectation that the Warrants will be exercised upon a significant increase in the price of the Company’s common stock. If the Company used the contractual term of the Conversion Option and Warrants as the expected term, the estimated value of the Conversion Option liability and Warrants liabilities would be higher.

We review the fair value hierarchy classification of our applicable assets and liabilities on a quarterly basis. Changes in the observability of valuation inputs may result in a reclassification for certain financial assets or liabilities. During the quarter ended September 30, 2026, there were no transfers between Level 1, Level 2 and Level 3. The pre-funded warrants, common warrants and milestone warrants issued in the August 2026 financing are classified in stockholders’ equity and are not remeasured at fair value subsequent to issuance (see Note 10).

The carrying amounts of cash and cash equivalents, accounts receivable, customer deposits, accounts payable and accrued expenses approximate fair value due to their short-term nature. As of September 30, 2026, the fair value of the 2025 Notes (excluding the Conversion Option, see Note 9b), calculated using a discounted cash flow analysis with Level 3 inputs, was approximately $3.8 million.

(3)
Cash and Cash Equivalents

As of September 30, 2026 and December 31, 2025, certificates of deposit and short-term U.S. Treasury bills included in cash and cash equivalents on the balance sheets were $22,113,877 and $7,110,655, respectively. Short-term U.S. Treasury bills and certificates of deposit were classified as Level 1 and Level 2 in the fair value hierarchy, respectively. The Company considers all highly liquid investments with an initial maturity of three months or less when purchased to be cash equivalents.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(4)
Inventories

Inventory, stated at lower of cost or net realizable value, consisted of the following:

	September 30, 2026	December 31, 2025
Materials	$1,862,615	2,060,521
Work in progress	1,175,384	1,266,542
Finished goods	3,128,372	2,413,186
Inventory	$6,166,371	5,740,249

(5)
Accrued Expenses

Accrued expenses included the following:

	September 30, 2026	December 31, 2025
Incentive and other compensation costs	$400,636	870,910
Clinical trial costs	287,392	259,293
Director fees	71,250	71,250
Other	96,099	64,320
Accrued expenses	$855,377	1,265,773

(6)
Revenue Recognition

Revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms typically ranging from 30 to 60 days. All revenue is recognized at a point in time. As of September 30, 2026, there were no unsatisfied performance obligations.

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

The following table summarizes our sales by geographic region:

	Three Months Ended September 30,		Nine Months Ended September 30,
Primary geographical markets	2026	2025	2026	2025
U.S.	$347,039	336,594	1,038,997	1,015,168
International	57,558	392,800	122,316	464,758
Total	$404,597	729,394	1,161,313	1,479,926

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(7)
Commitments and Contingencies

Legal Claims

On September 2, 2026, Iroquois Master Fund, Ltd. and Iroquois Capital Investment Group LLC, holders of a portion of the 2025 Notes, filed a motion for summary judgment in lieu of complaint against the Company in the Supreme Court of the State of New York, County of New York. The plaintiffs allege that the Company’s August 7, 2026 Securities Purchase Agreement (which closed on August 10, 2026) constituted a Fundamental Transaction under the 2025 Notes, triggering a repayment obligation, and seek approximately $3.1 million, plus prejudgment interest and attorneys’ fees. The Company believes the allegations are without merit and intends to defend the action vigorously. The Company has not recorded an accrual as of September 30, 2026, because a loss is not considered probable, and it cannot estimate a range of reasonably possible loss, if any.

(8)
Notes Payable

 AFCO Credit Corporation (AFCO)

In July 2025, the Company executed a promissory note with AFCO to finance certain insurance premiums totaling $367,450, requiring the Company to pay $31,672 as a down payment and make monthly installment payments. The annual interest rate was 7.44% and the monthly installment was $31,672, which represented principal and interest. The note was paid in full without penalty in November 2025.

In July 2026, the Company executed a promissory note with AFCO to finance certain insurance premiums totaling $388,500, requiring the Company to pay $33,419 as a down payment and make monthly installment payments. The annual interest rate is 6.99% and the monthly installment is $33,419, which represents principal and interest.

As of September 30, 2026, and December 31, 2025, there were principal balances of $292,229 and $0 on the AFCO note in the accompanying balance sheets, respectively. Interest expense in connection with the AFCO promissory note was $3,988 for the three and nine months ended September 30, 2026, and $4,057 for the three and nine months ended September 30, 2025.

(9)
Convertible Notes with Warrants

(a)
Convertible Notes with Warrants (November 2023 Financing)

On November 21, 2023, the Company issued (i) senior unsecured convertible notes (“Notes”) in an aggregate principal amount of $6,850,000 (“2023 Notes”), convertible into shares of common stock at a conversion price of $23.60 per share, (ii) Series A Warrants to purchase up to an aggregate of 290,256 shares of common stock at an exercise price of $23.60 per share, and (iii) Series B Warrants, together with the Series A Warrants and the convertible notes, to purchase up to an aggregate of 290,256 shares of common stock at an exercise price of $29.50 per share. The financing resulted in aggregate gross proceeds of $6,850,000, before $525,144 of issuance costs.

The 2023 Notes accrued interest at a rate of 6.0% per annum, payable annually, in cash or shares of common stock at the Company’s option. In November 2025, the Company paid $360,000 in accrued interest in 22,785 shares of common stock. In April 2026, the remaining $47,841 in accrued interest was paid in 3,028 shares of common stock.

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

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

The Series B Warrants expired in November 2024.

The Series A Warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. As of September 30, 2026, no Series A Warrants have been exercised.

For the three months ended September 30, 2025, the Company recognized total interest expense of $532,073, including coupon interest expense on the 2023 Notes of $101,475, amortization of debt discount and issuance costs on the 2023 Notes of $426,541, and AFCO note payable interest expense of $4,057. For the nine months ended September 30, 2025, the Company recognized total interest expense of $1,483,022, including coupon interest expense on the 2023 Notes of $305,812, amortization of debt discount and issuance costs on the 2023 Notes of $1,173,153, and AFCO note payable interest expense of $4,057.

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

The 2025 Notes accrue interest at a rate of 8.5% per annum, payable annually in kind by increasing the principal balance outstanding. The Company granted a security interest in substantially all of its assets to the holders of the 2025 Notes. The 2025 Notes mature in November 2035. The Company has a call option where it may voluntarily redeem the 2025 Notes after seven and one-half years from Note issuance at 112% of the then-outstanding principal.

The 2025 Notes are convertible into shares of common stock at the election of the holder at any time (the “Conversion Option”) at an initial conversion price of $14.66 (“Conversion Price”). The Conversion Price is adjustable proportionally for certain events, including stock splits, reverse stock splits and stock dividends (each a “Share Combination Event”). Additionally, prior to the March 2026 modification discussed below, upon a Share Combination Event, the Conversion Price would also have been further adjusted to the lowest dollar volume-weighted average price (“VWAP”) of the Company’s common stock during the five-day period following any Share Combination Event, but only if the Conversion Price, after the standard proportional adjustment, was higher than the market price.

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

During the nine months ended September 30, 2026, $76,452 of the 2025 Notes and accrued interest thereon were converted into 5,172 shares of common stock.

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

The holders of the Warrants are likewise entitled to receive Purchase Rights as if the Warrants were exercised and the corresponding shares of common stock were outstanding.

As of September 30, 2026, no Warrants have been exercised.

In March 2026, the Company modified the Conversion Option in the 2025 Notes and the exercise prices of the related Warrants to remove the market-related adjustment to the Conversion Price and exercise prices, respectively, that would otherwise have occurred upon a Share Combination Event. As consideration for this modification, the Company issued to the holders of the 2025 Notes and related Warrants new Series D-1 Warrants to purchase an aggregate number of 818,937 shares of the Company’s common stock at an exercise price of $11.60 per share. The Series D-1 Warrants expire in March 2029.

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

The 2025 Notes are accreted to their maturity value based on the effective interest method. For the three and nine months ended September 30, 2026, the Company recognized total interest expense on the 2025 Notes of $196,427 and $559,084, respectively, consisting of paid-in-kind interest and accretion of debt discount and issuance costs. The Company also recognized AFCO note payable interest expense of $3,988 for the three and nine months ended September 30, 2026. The effective interest rate of the 2025 Notes is approximately 21.9%.

See Note 2 for further detail regarding fair value of the 2025 Notes, Conversion Option and Warrants liabilities.

The following summarizes the carrying values of the 2025 Notes as of September 30, 2026 and December 31, 2025:

	Stated Interest Rate	September 30, 2026	December 31, 2025
Face value of November 2025 Notes	8.5%	11,925,000	12,000,000
PIK interest on November 2025 Notes		891,473	132,139
Less unamortized discount and debt issuance costs		(9,098,820)	(8,953,275)
Total Convertible Notes Payable		$3,717,653	$3,178,864

No amounts are due under the 2025 Notes until they mature in November 2035.

(10)
Stockholders’ Equity

On July 1, 2022, the Company filed a shelf registration statement to sell up to $150 million in common and preferred stock, debt securities and warrants (the “2022 Shelf”). Additionally, the Company entered into an Equity Distribution Agreement with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which the Company may offer and sell shares of common stock from time to time through the Sales Agent. In October 2023, the Sales Agent was authorized to sell shares for aggregate proceeds of up to $16.7 million at current market prices until all shares are sold. The 2022 Shelf remained in effect until a replacement shelf registration statement was declared effective on December 9, 2025, at which time the 2022 Shelf expired. In December 2025, the Company filed a new prospectus under the replacement shelf registration statement pursuant to which it may sell up to $9.8 million under the Equity Distribution Agreement.

For the nine months ended September 30, 2026, the Company sold 31,195 shares of common stock for aggregate proceeds of approximately $353,000, and as of September 30, 2026, approximately $9.4 million remained available for sale pursuant to the prospectus. As of September 30, 2026, the amount the Company was authorized to sell was subject to baby-shelf limitations. Under General Instruction I.B.6 of Form S-3, companies whose public float is less than $75 million are limited in the aggregate amount of securities that may be sold on a primary basis under a shelf registration statement during any twelve-month period to no more than one-third of such company's public float. As of September 30, 2026, the Company’s public float was below $75 million, and the one-third limit constrains the total amount of common stock it is able to sell under the Equity Distribution Agreement in any twelve-month period to an amount that may be substantially less than the approximately $9.4 million of capacity nominally available under the prospectus.

June 2025 Financing

In June 2025, the Company sold 180,000 shares of common stock in an underwritten public offering at $17.00 per share. The Company also sold 84,314 shares of common stock in a separate concurrent private placement at a price of $17.00 per share to certain existing institutional stockholders and at a price of $20.40 per share to certain directors and officers. The offering resulted in aggregate gross proceeds of $4,510,001, before $804,940 of transaction costs.

Additionally, common warrants to purchase 5,287 shares of common stock were issued to the underwriter as a commission for services performed. The underwriter warrants are exercisable beginning December 2, 2025, have a 5-year term and an exercise price of $21.25 per share. The warrants are classified as a component of permanent equity because they are freestanding financial instruments that are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares, and permit the holders to receive a fixed number of shares of common stock upon exercise. The warrants were valued at $56,035 using Black-Scholes assumptions. As of September 30, 2026, 5,287 underwriter warrants remain outstanding.

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

As of September 30, 2026, no shares have been sold under the AMPA.

August 2025 Financing

On August 25, 2025, the Company entered into a securities purchase agreement pursuant to which the Company sold (i) 521,730 shares of common stock in a public offering and to certain Company officers, (ii) pre-funded warrants to purchase 587,500 shares of common stock, and (iii) common warrants to purchase 1,109,237 shares of common stock. Additionally, common warrants to purchase 22,185 shares of common stock were issued to the underwriter as compensation for services performed.

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

The common stock was valued at $3,770,001, based on the Company’s stock price. The pre-funded warrants and common warrants were valued at $4,230,000 and $5,324,301, respectively, using the following Black-Scholes assumptions:

	Pre- funded warrants	Common warrants	Underwriter warrants
Expected term (in years)	4	4	4
Risk‑free interest rate	3.64%	3.64%	3.64%
Dividend yield	—%	—%	—%
Expected volatility	90.63%	90.63%	90.63%
Exercise price	$0.002	$7.20 - $10.31	$9.00
Stock price	$7.20	$7.20	$7.20
Black-Scholes value	$7.20	$4.80 - $5.40	$4.40

The net proceeds of $7,068,694 were allocated to the common stock, pre-funded warrants and common warrants using the relative fair value method and were recorded to stockholders’ equity.

During the three and nine months ended September 30, 2026, 337,501 pre-funded warrants issued in the August 2025 financing were exercised on a cashless basis. As of September 30, 2026, no pre-funded warrants remained outstanding, while 648,278 common warrants and 22,185 underwriter warrants remain outstanding.

August 2026 Financing

On August 7, 2026, the Company entered into a securities purchase agreement with certain accredited investors (the “Purchasers”), pursuant to which the Company issued and sold, in a private placement that closed on August 10, 2026, (i) 5,013,559 shares of common stock, (ii) pre-funded warrants to purchase up to 4,361,440 shares of common stock, (iii) common warrants to purchase up to 9,374,999 shares of common stock and (iv) milestone warrants to purchase up to 9,374,999 shares of common stock (collectively, with the pre-funded warrants and milestone warrants, the "Warrants"). Each share of common stock or, in lieu thereof, each pre-funded warrant was sold together with one common warrant and one milestone warrant. The combined purchase price was $3.20 for each share of common stock and its accompanying common warrant and milestone warrant and $3.1999 for each pre-funded warrant and its accompanying common warrant and milestone warrant.

The pre-funded warrants have an exercise price of $0.0001 per share, were exercisable immediately upon closing and do not expire until exercised in full. The common warrants have an exercise price of $2.95 per share, were exercisable immediately upon closing and expire on August 10, 2029. The milestone warrants also have an exercise price of $2.95 per share, become exercisable on August 10, 2027 and expire on the earlier of (i) three years after the resale registration statement for the underlying shares is declared effective and (ii) 45 days after the Company delivers written notice that the milestone conditions have been satisfied. The “Milestone Conditions” require  (i) the Company to have reported U.S. revenue of at least $1.5 million in any fiscal quarter and (ii) the satisfaction of specified market-price and registration conditions, including that the volume-weighted average price of the Company’s common stock equal or exceed 130% of the exercise price for at least 20 trading days during a consecutive 30-trading-day period, that the volume-weighted average price on the applicable determination date equal or exceed 130% of the exercise price, and that an effective registration statement be available for resale of the underlying shares. Exercisability of the milestone warrants is not conditioned on satisfaction of the Milestone Conditions, which may only accelerate their expiration.

The offering resulted in aggregate gross proceeds of $29,999,580, before transaction costs of $2,627,782. The Company could receive potential additional proceeds of up to $55.3 million upon full cash exercise of the Warrants. On September 3, 2026, the Company filed a registration statement on Form S-3 to register the resale by the selling stockholders of the 5,013,559 shares of common stock issued in the private placement and the 23,111,438 shares of common stock issuable upon exercise of the Warrants.

The pre-funded warrants, common warrants and milestone warrants are classified as a component of permanent equity because they are freestanding financial instruments that meet the criteria for equity classification under ASC 815-40. The Warrants are legally detachable and separately exercisable from the shares of common stock with which they were issued, do not embody an obligation for the Company to repurchase its shares and permit the holders to receive a fixed number of shares of common stock upon exercise, subject to the terms of the respective warrant agreements.

The common stock was valued at $13,336,067 based on the Company’s stock price. The pre-funded warrants and common warrants were valued at $11,601,045 and $4,666,309, respectively, using Black-Scholes assumptions. The milestone warrants were valued at $396,158, using Black-Scholes assumptions and a Monte Carlo simulation model to determine the probability of achieving the Milestone Conditions.

	Pre- funded warrants	Common warrants	Milestone warrants
Expected term (in years)	3	3	3
Risk‑free interest rate	4.2%	4.2%	4.2%
Dividend yield	—%	—%	—%
Expected volatility	26%	26%	26%
Exercise price	$0.0001	$2.95	$2.95
Stock price	$2.66	$2.66	$2.66
Black-Scholes value	$2.66	$0.498	$0.498
Probability of milestone achievement	N/A	N/A	8.5%

The net proceeds of $27,371,798 were allocated to the common stock, pre-funded warrants, common warrants and milestone warrants using the relative fair value method and were recorded to stockholders’ equity.

During the three and nine months ended September 30, 2026, 281,250 pre-funded warrants issued in the August 2026 financing were exercised, of which 125,000 were prepaid and closing. As of September 30, 2026, 4,080,190 pre-funded warrants, 9,374,999 common warrants and 9,374,999 milestone warrants remain outstanding.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(11)
Equity Incentive Plans and Warrants

In June 2021, in connection with the IPO, the 2021 Equity Incentive Plan (2021 Plan), which was adopted by the Board of Directors in February 2021 and approved by stockholders in March 2021, became effective. As of September 30, 2026, 249,159 shares were reserved for future issuance under the Company’s stock plans for stock options and RSUs.

Stock-Based Awards

(a)
Stock Option Plans

Activity under the Company’s stock option plans for the nine months ended September 30, 2026 was as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding at December 31, 2025	191,552	$29.36	6.61	$92,127
Granted	21,280	5.27	9.69
Forfeited	(36,514)	26.45	—
Outstanding at September 30, 2026	176,318	$27.05	7.24	$—

Vested and exercisable at September 30, 2026
	102,703	$35.32	6.38	$—

The intrinsic value represents the amount by which the market price of the underlying stock at each period end reported exceeds the exercise price of the option.

(b)
Inducement Grants

Since 2023, the Company has granted inducement grants, which are stock option grants to certain employees for the right to purchase shares, which were approved by the Compensation Committee. The inducement grants vest in equal installments over four years, provided the employee remains employed by the Company on the vesting date.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

The inducement grants are summarized as follows:

	Number of options	Weighted average exercise price	Weighted average remaining life (years)	Aggregate intrinsic value
Outstanding at December 31, 2025	6,875	$50.40	4.53	$—
Granted	16,750	9.28	9.44
Forfeited	(6,875)	14.47	—
Outstanding at September 30, 2026	16,750	$24.03	8.26	$—

Vested and exercisable at September 30, 2026	5,000	59.40	5.41	$—

The intrinsic value represents the amount by which the market price of the underlying stock at each period end reported exceeds the exercise price of the option.

The Black-Scholes weighted-average assumptions for stock option awards granted to employees and nonemployees for the nine months ended September 30, 2026 were as follows:

	Nine Months Ended September 30, 2026
	Employees		Nonemployees
	2021 Plan	Inducement Grants	2021 Plan
Options Granted	16,000	16,750	5,280
Fair Value of Awards	$3.92	7.36	5.05
Grant Price	$4.89	9.28	6.45

Expected term (in years)	6.25	6.25	5.67
Risk‑free interest rate	4.28%	3.83%	4.10%
Dividend yield	—%	—%	—%
Expected volatility	96.89%	96.84%	97.40%

No options were exercised for the nine months ended September 30, 2026 under our stock option plans.

(c)
Restricted Stock Units (RSUs)

Restricted stock units were granted to employees in the first quarter of 2026 with service-based vesting conditions. Related activity during the nine months ended September 30, 2026 was as follows:

	Number of RSUs	Weighted average grant date fair value
Unvested outstanding at December 31, 2025	—	$—
Granted	71,750	10.85
Forfeited	(1,395)	10.40
Unvested outstanding at September 30, 2026	70,355	$10.86

(d)
Share-Based Compensation Expense

The following table shows the share-based compensation expense related to stock option, ESPP and RSU grants to employees and nonemployees by financial statement line item on the accompanying condensed statements of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$33,630	65,625	98,311	270,847
Sales and marketing	11,529	19,047	49,982	30,034
General and administrative	145,057	89,842	404,351	422,841
Total share-based compensation expense	$190,216	174,514	552,644	723,722

Share-based compensation expense by award type during the three and nine months ended September 30, 2026 and 2025 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$95,819	159,630	313,156	708,838
ESPP	—	14,884	6,636	14,884
Restricted stock units	94,397	—	232,852	—
Total share-based compensation expense	$190,216	174,514	552,644	723,722

As of September 30, 2026, the remaining share-based compensation expense for stock options that is expected to be recognized in future periods for employees and nonemployees is $757,749, over a weighted-average period of 2.2 years.

As of September 30, 2026, the remaining share-based compensation expense for RSUs that is expected to be recognized in future periods for employees is $530,970, over a weighted-average period of 2.8 years.

(e)
Employee Stock Purchase Plan (ESPP)

For the nine months ended September 30, 2026, 4,318 shares of common stock were issued under the Company’s ESPP. As of September 30, 2026, the total number of shares of common stock reserved for future awards under the ESPP was 56,405.

(12)
Related‑Party Transactions

In November 2023, the Company issued unsecured convertible notes and accompanying Series A and Series B Warrants (see Note 9a). The transaction included the issuance of a $5 million convertible note and 211,865 Series A and 211,865 Series B Warrants to PharmaCyte Biotech, Inc. (“PharmaCyte”). The interim CEO, President and Director of PharmaCyte, Joshua Silverman, served on the Company’s Board until March 2026. The Series B Warrants expired in November 2024. In November 2025, the Company paid PharmaCyte accrued interest on the convertible note of $300,000 in equity of 18,988 common shares. In November 2025, the convertible notes principal balance of $5 million was repaid at maturity. No amounts were due to PharmaCyte as of September 30, 2026.

In conjunction with the June 2025 Financing (see Note 10), certain executive officers and a director of the Company purchased an aggregate of 4,904 shares of the Company’s common stock in a private placement at a price of $20.40 per share, for total gross proceeds of approximately $100,001. Other investors in the private placement purchased common stock at a discounted price of $17.00 per share. No amounts were due to or from these related parties in connection with this transaction as of September 30, 2026.

In conjunction with the August 2025 Financing (see Note 10), certain executive officers of the Company purchased 4,369 common shares, with a common warrant, for a combined price of $10.31. Gross proceeds from the transaction totaled approximately $45,001. The price equaled the market price of the Company’s stock on the applicable purchase date. The common warrants have a 5-year term and an exercise price of $10.31 per share. The warrants remain outstanding as of September 30, 2026. No amounts were due to or from these related parties in connection with this transaction as of September 30, 2026.

In the November 2025 Financing (see Note 9b), certain executive officers and directors of the Company purchased senior secured convertible notes with a combined principal balance of $175,000, convertible into common shares at a price of $14.66 per share. Additionally, in connection with the convertible notes, the officers and directors were issued 11,946 Series A-1 Warrants, 11,946 Series B-1 Warrants and 11,946 Series C-1 Warrants at exercise prices of $16.20, $18.40 and $22.00 per share, respectively. In March 2026, in connection with the modification of the Conversion Option in the 2025 Notes and the Series A-1, B-1, and C-1 Warrants, the officers and directors were issued 11,946 Series D-1 Warrants at an exercise price of $11.60 per share. As of September 30, 2026, $175,000 in convertible notes were due to the officers and directors, in addition to accrued interest of $13,346. All Series A-1, Series B-1, Series C-1 and Series D-1 warrants issued to the officers and directors remain outstanding as of September 30, 2026.

In connection with the August 2026 Financing (see Note 10), certain officers of the Company purchased 41,875 shares of common stock, together with accompanying common warrants to purchase 41,875 shares of common stock and milestone warrants to purchase 41,875 shares of common stock, at a combined purchase price of $3.20 per share of common stock and its accompanying warrants, for aggregate proceeds of $134,000. The officers participated in the financing on the same terms as the other purchasers of common stock. The common warrants were exercisable immediately after the closing, while the milestone warrants become exercisable on August 10, 2027, as described in Note 10. The common warrants and milestone warrants have an exercise price of $2.95 per share. The warrants remained outstanding as of September 30, 2026. No amounts were due to or from these related parties in connection with the transaction as of September 30, 2026.

During the nine months ended September 30, 2026, and the year ended December 31, 2025, the Company employed a family member of the CEO.

FEMASYS INC.
Condensed Notes to Financial Statements
(unaudited)

(13)
Net Loss per Share Attributable to Common Stockholders

The Company presents basic and diluted earnings per share (“EPS”) data for its common stock. Basic EPS is calculated by dividing the income (loss) attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is determined by adjusting the net income (loss) attributable to common stockholders and the weighted-average number of shares outstanding for the effects of potentially dilutive common shares, including stock options, restricted stock units, warrants and convertible notes, if the effect is dilutive. Since the shares underlying the pre-funded warrants issued in the August 2025 and 2026 financings were issuable for little consideration ($0.002 and $0.0001 per share, respectively), they were considered outstanding for both basic and diluted loss per share from the date of issuance. For the three and nine months ended September 30, 2026, any unexercised pre-funded warrants were considered outstanding.

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

For diluted EPS, the Company evaluates the potential dilutive effect of participating securities and other instruments. Stock options, restricted stock units and certain warrants are included in diluted EPS using the treasury stock method, while convertible notes are evaluated using the if-converted method, as applicable. Potential common shares are included in diluted EPS only when their effect is dilutive. For the three and nine months ended September 30, 2026 and 2025, diluted net loss per share equals basic net loss per share because the inclusion of potentially dilutive securities would have been anti-dilutive.

The following table sets forth the computation of the basic and diluted net loss per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net loss attributable to common stockholders, basic and diluted	$(4,564,815)	(4,194,821)	(8,187,810)	(14,677,582)
Weighted-average common shares and pre-funded warrants outstanding, basic and diluted	8,660,381	2,050,761	5,136,109	1,586,992
Basic and diluted loss per share	$(0.53)	(2.05)	(1.59)	(9.25)

The following potentially dilutive securities have been excluded from the computations of diluted weighted-average shares outstanding because they would be anti-dilutive:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Options to purchase common stock	193,068	229,112	193,068	229,112
Restricted stock units	70,355	—	70,355	—
Warrants to purchase common stock, in connection with April 2023 financing	3,442	3,442	3,442	3,442
November 2023 convertible notes, if converted	—	286,655	—	286,655
Warrants to purchase common stock, in connection with November 2023 financing	290,256	290,256	290,256	290,256
Warrants to purchase common stock, in connection with June 2025 financing	5,287	5,287	5,287	5,287
Warrants to purchase common stock, in connection with August 2025 financing	670,463	1,131,422	670,463	1,131,422
November 2025 convertible notes and PIK interest, if converted	874,234	—	874,234	—
Warrants to purchase common stock, in connection with November 2025 financing	3,275,748	—	3,275,748	—
Warrants to purchase common stock, in connection with August 2026 financing	18,749,998	—	18,749,998	—
Warrants to purchase common stock	7,083	7,083	7,083	7,083
Total potential shares	24,139,934	1,953,257	24,139,934	1,953,257

(14)
Income Taxes

The effective tax rate of approximately 0% for the nine months ended September 30, 2026 and 2025 was lower than the statutory rate due to the Company remaining in a full valuation allowance position.

(15)
Segment Reporting

In accordance with FASB ASC Topic 280, Segment Reporting, the Company has determined that it operates as a single business segment, which is the development and commercialization of therapeutic and diagnostic products that service women’s reproductive health needs (fertility and permanent birth control).

The determination of a single business segment is consistent with the financial information regularly provided to the Company’s chief operating decision maker (“CODM”). As a single reportable segment entity, the Company’s segment performance measure is net loss attributable to stockholders. The measurement of segment assets is reported on the balance sheet as total assets. The Company’s CODM consists of its Chief Executive Officer and Chief Financial Officer, who together review and evaluate net income (loss) for purposes of assessing performance, making operating decisions, allocating resources, and planning and forecasting for future periods.

Significant segment expenses, as provided to the CODM, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$404,597	729,394	1,161,313	1,479,926
Cost of sales (excluding depreciation expense)	187,496	293,838	488,538	569,275

Research and development expense	549,780	269,036	1,604,594	1,317,416
Other research and development expense [1]	1,393,147	1,112,986	3,594,612	4,447,507
Total research and development expense	1,942,927	1,382,022	5,199,206	5,764,923

Sales and marketing expense	943,002	1,143,805	3,552,755	3,037,349
General and administrative expense	1,704,091	1,477,800	5,418,059	4,817,485
Depreciation and amortization expense	77,091	85,697	242,172	256,835
Total operating expenses	4,667,111	4,089,324	14,412,192	13,876,592

Total other income (expense), net	(114,805)	(541,053)	5,552,472	(1,715,829)
Loss before income taxes	(4,564,815)	(4,194,821)	(8,186,945)	(14,681,770)
Income tax expense (benefit)	—	—	865	(4,188)
Net loss	$(4,564,815)	(4,194,821)	(8,187,810)	(14,677,582)

1 Other research and development expense includes clinical affairs, regulatory, manufacturing and quality assurance expenses.

(16)
Other income (expense), net

The Company incurred the following other income (expense), net for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income	$85,610	17,315	155,131	53,488
PIK interest and amortization of debt issuance costs and discount for 2023 and 2025 Notes	(196,427)	(426,541)	(559,084)	(1,173,153)
Interest expense	(3,988)	(105,532)	(3,988)	(309,869)
Change in fair value of Conversion Option liability	—	—	1,732,413	—
Change in fair value of Warrants liabilities	—	—	4,228,000	—
Issuance costs for AMPA	—	(26,295)	—	(286,295)
Total other income (expense), net	$(114,805)	(541,053)	5,552,472	(1,715,829)

(17)
Subsequent Events

On October 30, 2026, Kenneth D. Eichenbaum, M.D., M.S.E., informed the board of directors (the “Board”) of the Company of his resignation as a director of the Company, effective as of that date. On October 30, 2026, the Board appointed John Moorhead as a director of the Company, effective as of that date.

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

Overview

We are a leading biomedical innovator, addressing significant unmet needs in women’s health worldwide, with a broad patent-protected portfolio of disruptive, accessible, in-office therapeutic and diagnostic products. The Company is a U.S. manufacturer that has received global regulatory approvals for its product portfolio, which is currently being commercialized in the U.S. and key international markets. FemaSeed® Intratubal Insemination, a groundbreaking first-step infertility treatment delivering sperm directly to the site of conception, is U.S. FDA-cleared and approved in Europe, United Kingdom (“UK”), Canada, Israel, Australia and New Zealand. A peer-reviewed publication of positive data from its pivotal clinical trial of FemaSeed demonstrated effectiveness and safety with high satisfaction from both patients and practitioners. FemSperm® includes collection and preparation and SpermVue™ includes at-home and in-office analysis kits, designed to expand our infertility portfolio and, for the first time, enable gynecologists to perform in-office sperm preparation and analysis for use with FemaSeed. FemVue®, a companion diagnostic for fallopian tube assessment via ultrasound, is U.S. FDA-cleared and approved in Europe, UK, Canada, Japan, Israel, Australia and New Zealand. FemHSG™ Catheter, used with FemVue for in-office ultrasound-based evaluation, is CE mark approved in Europe. FemVue Controlled is a U.S. FDA-cleared diagnostic device and is the next-generation design integrating features of FemVue and FemChec® technologies into a single platform, enabling multiple clinical uses within one solution, including confirmation of tubal patency prior to use with FemaSeed. FemCerv®, an endocervical tissue sampler for cervical cancer diagnosis, is U.S. FDA-cleared and approved in Europe, UK, Canada, Israel and New Zealand.

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

We are a woman-founded and led company with an expansive, internally created intellectual property portfolio with approximately 244 issued patents globally, in-house chemistry, manufacturing, and controls (CMC) and device manufacturing capabilities and proven ability to develop products with commercialization efforts underway. Our suite of products and U.S. product candidate address what we believe are multi-billion dollar global market segments in which there has been little advancement for many years, helping women avoid pharmaceutical solutions, implants and surgery that can be expensive and expose women to harm.

Corporate Update

On August 7, 2026, we announced a $30 million private placement with potential total proceeds of up to $85 million upon full cash exercise of warrants to advance commercialization of FemaSeed fertility portfolio and conduct FemBloc pivotal trial to support U.S. approval.

On August 12, 2026, we announced the issuance of patents in the U.S. and key international markets that expand intellectual property protection for the blended polymer component of FemBloc, the Company’s non-surgical permanent birth control technology.

On August 19, 2026, we announced the FDA approval of the modular premarket approval application (PMA) pathway for FemBloc.

On August 26, 2026, we announced a partnership with UNC Health to introduce our female and male fertility diagnostics, FemVue®  and SpermVue™, together with FemaSeed®  Complete, an in-office intratubal insemination solution designed as a first-line fertility treatment, within UNC Health OB/GYN practice locations.

On September 9, 2026, we announced a partnership with CapexMD to expand patient access to our FemaSeed®-led fertility portfolio through dedicated financing solutions. The partnership will support access to FemaSeed® Complete, an in-office intratubal insemination solution designed as a first-line fertility treatment, together with Femasys’ female and male fertility diagnostics, FemVue® and SpermVueTM, across OB/GYN practices and fertility centers.

On September 15, 2026, we announced Minnesota Women’s Care will implement FemVue® for fertility diagnostic evaluation and FemaSeed® Complete for in-office first-line fertility treatment across its four OB/GYN practice locations.

On October 8, 2026, we announced that we will exhibit at the American Society for Reproductive Medicine (ASRM) 2026 Scientific Congress & Expo October 24-28 in Baltimore, Maryland.

On October 14, 2026, we announced that the number of actively enrolling sites in our FemBloc® FINALE trial to support U.S. approval doubled to twelve sites.

On October 20, 2026, we announced a partnership with SandsRx Pharmacy to support our FemaSeed®  fertility portfolio launch to OB/GYNs.

On October 30, 2026, we announced the appointment of John Moorhead to our Board of Directors.

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

Pursuant to the Amendment, on June 5, 2026, every 20 shares of common stock were automatically converted into one share of common stock, without any change in par value per share. No fractional shares were issued, and any fractional shares resulting from the Reverse Stock Split were rounded up to the nearest whole share at the Depository Trust Company (DTC) participant level.

The Reverse Stock Split applied to the Company’s outstanding warrants, stock options and restricted stock units. The number of shares of common stock into which these outstanding securities are convertible or exercisable was adjusted proportionately as a result of the Reverse Stock Split. The exercise prices of outstanding warrants and stock options were also proportionately adjusted in accordance with the terms of those securities and the Company’s equity incentive plans. The number of shares of common stock reserved for future issuance under the Company’s 2021 Equity Incentive Plan was also proportionately adjusted.

The Reverse Stock Split became effective at 8:40 a.m. Eastern Time on June 5, 2026, and the Company’s common stock began trading on a split-adjusted basis at the opening of trading on June 8, 2026. All shares of common stock, including common stock underlying warrants, stock options and restricted stock units, as well as all conversion ratios, exercise prices, conversion prices and per share information in the condensed financial statements have been retroactively adjusted to reflect the 1-for-20 Reverse Stock Split for all periods presented.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

The following table shows our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change	% Change
Sales	$404,597	729,394	(324,797)	(44.5)%
Cost of sales (excluding depreciation expense)	187,496	293,838	(106,342)	(36.2)%

Operating expenses:
Research and development	1,942,927	1,382,022	560,905	40.6%
Sales and marketing	943,002	1,143,805	(200,803)	(17.6)%
General and administrative	1,704,091	1,477,800	226,291	15.3%
Depreciation and amortization	77,091	85,697	(8,606)	(10.0)%
Total operating expenses	4,667,111	4,089,324	577,787	14.1%
Loss from operations	(4,450,010)	(3,653,768)	(796,242)	21.8%
Other income (expense):
Interest income	85,610	17,315	68,295	394.4%
Interest expense	(200,415)	(532,073)	331,658	(62.3)%
Other expense	—	(26,295)	26,295	(100.0)%
Total other expense, net	(114,805)	(541,053)	426,248	(78.8)%
Loss before income taxes	(4,564,815)	(4,194,821)	(369,994)	8.8%
Income tax expense	—	—	—	0.0%
Net loss	$(4,564,815)	(4,194,821)	(369,994)	8.8%

Sales

Sales in the U.S. increased slightly to $347,039 in 2026 from $336,594 in 2025, while overall sales decreased by $324,797, or 44.5%, to $404,597 in 2026 from $729,394 in 2025. The overall decline was anticipated and reflects the timing of international FemBloc orders, consistent with distributors’ customary bulk-ordering practices. Distributors are utilizing existing inventory to support FemBloc post-market studies, with reorders expected after those studies are completed.

Cost of sales

Cost of sales decreased by $106,342, or 36.2%, to $187,496 for the three months ended September 30, 2026 from $293,838 for the three months ended September 30, 2025, and is attributed to decreased international sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Three Months Ended September 30,
	2026	2025
Compensation and related personnel costs	$1,178,730	1,037,538
Clinical-related costs	470,415	242,549
Material and development costs	185,104	7,448
Professional and outside consultant costs	91,049	76,793
Regulatory and other costs	17,629	17,694
Total research and development expenses	$1,942,927	1,382,022

R&D expenses increased by $560,905, or 40.6%, to $1,942,927 for the three months ended September 30, 2026 from $1,382,022 for the three months ended September 30, 2025. The increase primarily reflects the transition of development products into inventory to support commercialization during 2025, and increased clinical costs and compensation costs during 2026.

Sales and marketing

Sales and marketing expenses decreased by $200,803, or 17.6%, to $943,002 for the three months ended September 30, 2026 from $1,143,805 for the three months ended September 30, 2025. The decrease relates primarily to lower compensation costs.

General and administrative

General and administrative expenses increased by $226,291, or 15.3%, to $1,704,091 for the three months ended September 30, 2026 from $1,477,800 for the three months ended September 30, 2025. The increase resulted primarily from increased facility costs and professional fees.

Depreciation and amortization

Depreciation and amortization expenses decreased by $8,606, or 10.0%, to $77,091 for the three months ended September 30, 2026 from $85,697 for the three months ended September 30, 2025. The decrease resulted from certain fixed assets reaching the end of their useful lives and no longer depreciating.

Other expense, net

Other expense, net decreased by $426,248, or 78.8%, to $114,805 for the three months ended September 30, 2026 from $541,053 for the three months ended September 30, 2025. The decrease resulted from interest income earned on our cash and cash equivalents and reduced non-cash interest expense related to amortization for our convertible notes and AMPA issuance costs incurred in 2025. Refer to the table below for further details.

	Three Months Ended September 30,
	2026	2025
Interest income	$85,610	17,315
PIK interest and amortization of debt issuance costs and discount for 2025 Notes	(196,427)	—
Amortization of debt issuance costs and discount for 2023 Notes	—	(426,541)
Interest expense	(3,988)	(105,532)
Issuance costs for AMPA	—	(26,295)
Total other expense, net	$(114,805)	(541,053)

Income tax expense

No income tax expense was incurred for the three months ended September 30, 2026 and 2025.

Results of Operations

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table shows our results of operations for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025	Change	% Change
Sales	$1,161,313	1,479,926	(318,613)	(21.5)%
Cost of sales (excluding depreciation expense)	488,538	569,275	(80,737)	(14.2)%

Operating expenses:
Research and development	5,199,206	5,764,923	(565,717)	(9.8)%
Sales and marketing	3,552,755	3,037,349	515,406	17.0%
General and administrative	5,418,059	4,817,485	600,574	12.5%
Depreciation and amortization	242,172	256,835	(14,663)	(5.7)%
Total operating expenses	14,412,192	13,876,592	535,600	3.9%
Loss from operations	(13,739,417)	(12,965,941)	(773,476)	6.0%
Other income (expense):
Interest income	155,131	53,488	101,643	190.0%
Change in fair value of Conversion Option liability	1,732,413	—	1,732,413	100.0%
Change in fair value of Warrants liabilities	4,228,000	—	4,228,000	100.0%
Interest expense	(563,072)	(1,483,022)	919,950	(62.0)%
Other expense	—	(286,295)	286,295	(100.0)%
Total other income (expense), net	5,552,472	(1,715,829)	7,268,301	(423.6)%
Loss before income taxes	(8,186,945)	(14,681,770)	6,494,825	(44.2)%
Income tax expense (benefit)	865	(4,188)	5,053	(120.7)%
Net loss	$(8,187,810)	(14,677,582)	6,489,772	(44.2)%

Sales

Sales in the U.S. increased slightly to $1,038,997 in 2026 from $1,015,168 in 2025, while overall sales decreased by $318,613, or 21.5%, to $1,161,313 in 2026 from $1,479,926 in 2025. The overall decline was anticipated and reflects the timing of international FemBloc orders, consistent with distributors’ customary bulk-ordering practices. Distributors are utilizing existing inventory to support FemBloc post-market studies, with reorders expected after those studies are completed.

Cost of sales

Cost of sales decreased by $80,737, or 14.2%, to $488,538 for the nine months ended September 30, 2026 from $569,275 for the nine months ended September 30, 2025, and is attributed to reduced international sales.

Research and development

The following table summarizes our R&D expenses incurred during the periods presented:

	Nine Months Ended September 30,
	2026	2025
Compensation and related personnel costs	$3,154,710	3,592,293
Clinical-related costs	1,189,575	898,914
Material and development costs	477,799	332,813
Professional and outside consultant costs	301,082	380,736
Regulatory and other costs	76,040	560,167
Total research and development expenses	$5,199,206	5,764,923

R&D expenses decreased by $565,717, or 9.8%, to $5,199,206 for the nine months ended September 30, 2026 from $5,764,923 for the nine months ended September 30, 2025. The decrease primarily reflects lower compensation costs, regulatory fees and professional and outside consultant costs, partially offset by increased clinical costs and material and development costs.

Sales and marketing

Sales and marketing expenses increased by $515,406, or 17.0%, to $3,552,755 for the nine months ended September 30, 2026 from $3,037,349 for the nine months ended September 30, 2025. The increase resulted primarily from higher compensation costs, travel expenses and professional fees.

General and administrative

General and administrative expenses increased by $600,574, or 12.5%, to $5,418,059 for the nine months ended September 30, 2026 from $4,817,485 for the nine months ended September 30, 2025. The increase resulted primarily from increased professional fees and facility costs.

Depreciation and amortization

Depreciation and amortization expenses decreased by $14,663, or 5.7%, to $242,172 for the nine months ended September 30, 2026 from $256,835 for the nine months ended September 30, 2025. The decrease resulted from certain fixed assets reaching the end of their useful lives and no longer depreciating.

Other income (expense), net

Other income (expense), net increased by $7,268,301, or 423.6%, to $5,552,472 of income for the nine months ended September 30, 2026 from $1,715,829 of expense for the nine months ended September 30, 2025. The increase resulted from the change in fair value on the Conversion Option liability and Warrants liabilities, interest income earned on our cash and cash equivalents and reduced non-cash interest expense related to amortization for our convertible notes and AMPA issuance costs incurred in 2025. Refer to the table below for further details.

	Nine Months Ended September 30,
	2026	2025
Interest income	$155,131	53,488
PIK interest and amortization of debt issuance costs and discount for 2025 Notes	(559,084)	—
Amortization of debt issuance costs and discount for 2023 Notes	—	(1,173,153)
Interest expense	(3,988)	(309,869)
Change in fair value of Conversion Option liability	1,732,413	—
Change in fair value of Warrants liabilities	4,228,000	—
Issuance costs for AMPA	—	(286,295)
Total other income (expense), net	$5,552,472	(1,715,829)

Income tax (expense) benefit

Income tax (expense) benefit increased by $5,053, or 120.7%, to $865 in expense for the nine months ended September 30, 2026 from a $4,188 benefit for the nine months ended September 30, 2025 due to an increase in non-deductible expenses in 2026.

Liquidity and Capital Resources

Sources of liquidity

From our inception through September 30, 2026, our operations have been financed primarily by net proceeds from the sale of our common stock and convertible preferred stock, indebtedness and, to a lesser extent, product revenue. As of September 30, 2026, we had $23,913,946 of cash and cash equivalents and an accumulated deficit of $154,013,954.

On July 1, 2022, we filed a shelf registration statement to sell up to $150 million in common and preferred stock, debt securities and warrants (the “2022 Shelf”). Additionally, we entered into an Equity Distribution Agreement with Piper Sandler & Co. (the “Sales Agent”) and filed a related prospectus establishing an “at-the-market” facility, pursuant to which we may offer and sell shares of our common stock from time to time through the Sales Agent. Our 2022 Shelf remained in effect until a replacement shelf registration statement was declared effective on December 9, 2025, at which time the 2022 Shelf expired. In December 2025, we filed a new prospectus under the replacement shelf registration statement pursuant to which we may sell up to $9.8 million under the Equity Distribution Agreement. For the nine months ended September 30, 2026, we sold 31,195 shares of common stock for aggregate proceeds of approximately $353,000 under the Equity Distribution Agreement pursuant to the prospectus. As of September 30, 2026, approximately $9.4 million remained available under the prospectus, although the amount we were authorized to sell was subject to baby-shelf limitations.

In June 2025, we sold 180,000 shares of common stock in an underwritten public offering at $17.00 per share. Separately and concurrently, we sold 84,314 shares of common stock in a private placement at a price of $17.00 per share to certain existing institutional stockholders and at the price of $20.40 per share to certain directors and officers. Net proceeds from the transaction were $3,705,061.

On June 30, 2025, we entered into an Any Market Purchase Agreement (“Purchase Agreement” or “AMPA”) with Alumni Capital LP (“Alumni”) whereby we have the right, but not the obligation, to sell to Alumni up to an aggregate of $10 million in shares of common stock in a series of purchases until December 31, 2026. We may elect that Alumni purchase up to $1 million in shares of common stock (or up to $5 million if mutually agreed) at either (i) the lowest traded price for the four previous business days, multiplied by 90%, or (ii) up to the lesser of (a) $1 million in shares of common stock, or (b) 100% of the average daily trading volume of common stock for the previous two business days at the lowest daily dollar volume-weighted average price, multiplied by 97%. We are limited to issuances to Alumni of up to 19.99% of the shares of common stock outstanding immediately prior to the execution of the Purchase Agreement.

In August 2025, we sold an aggregate of (i) 521,730 shares of common stock in a public offering and to certain Company officers, (ii) pre-funded warrants to purchase up to 587,500 shares of common stock and (iii) common warrants to purchase up to 1,109,237 shares of common stock. Additionally, common warrants to purchase 22,185 shares of common stock were issued to the underwriter as compensation for services performed. The purchase price per share for the common stock was $7.20, except for shares sold to certain Company officers, which were priced at $10.31 per share. The purchase price per share for the pre-funded warrants was $7.20. The net proceeds from the August 2025 Financing at closing were approximately $7.1 million. As of September 30, 2026, 587,500 pre-funded warrants and 460,959 common warrants were exercised for approximately $3.3 million.

In November 2025, we entered into a definitive agreement for the issuance of (i) senior secured convertible notes in an aggregate principal amount of $12,000,000, convertible into 818,544 shares of common stock at a conversion price of $14.66 per share, (ii) Series A-1 Warrants to purchase up to an aggregate of 818,937 shares of common stock at an exercise price of $16.20 per share, subject to adjustments, (iii) Series B-1 Warrants to purchase an aggregate of 818,937 shares of common stock at an exercise price of $18.40 per share, subject to adjustments, and (iv) Series C-1 Warrants to purchase an aggregate of 818,937 shares of common stock at an exercise price of $22.00 per share, subject to adjustments. In March 2026, we modified the November 2025 agreement to remove the non-standard adjustments to the conversion price of the notes and exercise prices of the Series A-1 Warrants, Series B-1 Warrants and Series C-1 Warrants, upon a Share Combination Event. As consideration for this modification, we issued to the holders of the 2025 Notes and related Warrants new Series D-1 Warrants which allow the holders to purchase an aggregate number of 818,937 shares of the Company’s common stock at an exercise price of $11.60 per share. The financing resulted in aggregate gross proceeds of $12.0 million, with total potential funding of approximately $68 million, including the Series D-1 Warrants. In April 2026, shareholders approved the issuance of shares of common stock upon conversion of the 2025 Notes and exercise of the Series A-1, B-1, C-1, and D-1 Warrants, including any issuances to directors and officers of the Company who are holders of these instruments, in excess of 19.99% of the Company’s issued and outstanding shares of common stock (to the extent that anti-dilution or price adjustment provisions in the instruments result in an effective conversion or exercise price below the Nasdaq Minimum Price).

In August 2026, we completed a private placement resulting in net proceeds of approximately $27.4 million. Pursuant to the agreement, we issued 5,013,559 shares of common stock and pre-funded warrants to purchase up to 4,361,440 shares of common stock, together with accompanying warrants to purchase an aggregate of 18,749,998 shares of common stock. Each share of common stock or, in lieu thereof, each pre-funded warrant was sold together with one common and one milestone warrant. The combined purchase price was $3.20 per share of common stock and its accompanying warrants and $3.1999 for each pre-funded warrant and its accompanying warrants. The accompanying warrants have an exercise price of $2.95 per share and consist of common warrants to purchase up to 9,374,999 shares of common stock and milestone warrants to purchase up to 9,374,999 shares of common stock, which become exercisable on August 10, 2027 and contain specified revenue, market-price and registration conditions that may shorten their exercise period (see Note 10). If all accompanying warrants are exercised for cash, then we could receive up to an additional $55.3 million in gross proceeds. As of September 30, 2026, 281,250 pre-funded warrants were exercised for $16.

Funding requirements

Based on our current operating plan, we believe that our current cash and cash equivalents as of September 30, 2026, together with anticipated revenues from product sales, will be sufficient to fund our operations, including the FemBloc clinical trial, for at least twelve months from the date these financial statements are issued. In addition, we could receive potential additional proceeds of up to $55.3 million upon full cash exercise of the milestone warrants and common warrants from our August 2026 Financing (see Note 10). However, our available capital may not be sufficient to advance our U.S. product candidate, FemBloc, through regulatory approval. Our estimate as to how long we expect our existing cash and cash equivalents to be able to continue to fund our operations is based on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Changing circumstances, some of which may be beyond our control, could cause us to consume capital significantly faster than we currently anticipate.

If we do not receive proceeds from the exercise of the milestone warrants and common warrants from the August 2026 Financing, we will need to raise additional capital to complete the U.S. development and EU commercialization of our product candidate, FemBloc, and the U.S. commercialization of our fertility portfolio, including FemaSeed. However, we can give no assurances that we will be able to secure additional sources of funds to support our commercialization efforts or operations, or, if such funds are available to us, that such additional financing will be sufficient to meet our needs or be on terms acceptable to us. In addition, our convertible notes contain restrictions that limit our ability to issue securities without complying with certain participation rights. This risk may increase if economic and market conditions deteriorate. If we are unable to obtain additional financing when needed, we may need to terminate, significantly modify, or delay the development of our U.S. product candidate, or we may need to obtain funds through collaborations or otherwise on terms that may require us to relinquish rights to our technologies or our U.S. product candidate that we might otherwise seek to develop or commercialize independently. If we are unable to raise adequate additional capital as and when required in the future, we could be forced to cease development and commercialization activities and terminate our operations, and you could experience a complete loss of your investment.

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

Cash Flows

Comparison of the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(12,896,701)	(14,505,325)
Net cash used in investing activities	(122,332)	(433,383)
Net cash provided by financing activities	27,666,626	16,055,985
Net change in cash and cash equivalents	$14,647,593	1,117,277

Operating activities

For the nine months ended September 30, 2026, cash used in operating activities was $12,896,701, attributable to a net loss of $8,187,810, net non-cash gains of $4,262,188 and a net change in our net operating assets and liabilities of $446,703. Non-cash activity primarily consisted of a change in fair value of the Conversion Option liability and Warrants liabilities of $1,732,413 and $4,228,000, respectively, $559,084 of PIK interest and amortization of the discount on convertible notes, $552,644 in share-based compensation, $344,325 in right-of-use asset amortization and $242,172 in depreciation and amortization. The change in our net operating assets and liabilities was primarily due to an increase in inventory of $426,122 and decreases in lease liabilities of $369,838 and accrued expenses of $362,555, partially offset by an increase in accounts payable of $58,330, decreases in accounts receivable of $382,822 and prepaid and other assets of $288,245. We intend to meet future operating cash requirements through increased sales of commercial products and fundraising, as discussed in Funding requirements.

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

Investing activities

For the nine months ended September 30, 2026, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $122,332.

For the nine months ended September 30, 2025, cash used in investing activities for the purchase of property and equipment and acquisition of patents was $433,383.

Financing activities

For the nine months ended September 30, 2026, cash provided by financing activities was $27,666,626, attributable to $27,371,798 in proceeds from the August 2026 financing, net of issuance costs, $342,334 in proceeds from sales under the at-the-market facility, net of issuance costs, $15,329 in proceeds from the issuance of shares under the ESPP and $16 for the exercise of pre-funded warrants. The proceeds were partially offset by repayment of note payable for $62,851.

For the nine months ended September 30, 2025, cash provided by financing activities was $16,055,985, attributable to $5,331,887 in proceeds from sales under the at-the-market facility, net of issuance costs, proceeds of $3,705,061 from the June 2025 financing, net of issuance costs, proceeds of $7,069,123 from the August 2025 financing, net of issuance costs and inclusive of exercised warrants, and $40,875 in proceeds from the issuance of shares under the ESPP. The proceeds were partially offset by repayment of note payable for $90,961.

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

While our significant accounting policies are more fully described in Note 2 to our financial statements appearing in the Annual Report on Form 10-K for the year ended December 31, 2025 as filed on March 31, 2026, we believe the following discussion addresses our most critical accounting estimates, which are those that are most important to our financial condition and results of operations and require our most difficult, subjective and complex judgments.

Revenue recognition

Our policy is to recognize revenue when a customer obtains control of the promised goods under ASC 606, Revenue from Contracts with Customers, which we adopted effective January 1, 2018. The amount of revenue recognized reflects the consideration to which we expect to be entitled in exchange for these goods, and we have elected to exclude amounts collected from customers for all sales (and other similar) taxes from the transaction price. We do not have multiple performance obligations in our customer orders, so revenue is recognized upon shipment of our goods based upon contractually stated pricing at standard payment terms typically ranging from 30 to 60 days. All revenue is recognized at a point in time.

The majority of products sold directly to U.S. customers are shipped via common carrier, and the customer pays for shipping and handling and assumes control at Free on Board (FOB) shipping point. Products shipped to our international distributors are in accordance with their respective agreements; however, the shipping terms are generally EX-Works, reflecting that control is assumed by the distributor at the shipping point. Returns are only accepted with prior authorization from us. Items to be returned must be in original unopened cartons and are subject to a 30% restocking fee. As of September 30, 2026, we have not had a history of significant returns.

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

The valuation of the derivative liabilities required the use of significant estimates and assumptions, including the Company’s stock price, expected volatility, expected term, risk-free interest rates, probability and timing of potential future events, and assumptions related to conversion and exercise probability. Management also exercised significant judgment in evaluating whether the Conversion Option and Warrants met the liability or equity classification criteria under ASC 815-40, particularly in connection with the March 2026 modification and the April 2026 shareholder approval. Changes in these assumptions could have materially impacted the estimated fair value of the derivative liabilities and the related gains or losses recognized in the Company’s condensed statements of operations, and the classification of these instruments.

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

Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including to our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Our management, with the participation of our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial and accounting officer), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our management has concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II OTHER INFORMATION

Item 1.
Legal Proceedings

On September 2, 2026, Iroquois Master Fund, Ltd. and Iroquois Capital Investment Group LLC filed a motion for summary judgment in lieu of complaint against us in the Supreme Court of the State of New York, County of New York (Index No. 655038/2026), pursuant to CPLR § 3213, seeking payment under Senior Secured Convertible Notes issued by us on November 7, 2025. The plaintiffs allege that our August 7, 2026 Securities Purchase Agreement (closed August 10), under which we sold shares of common stock, pre-funded warrants and warrants to accredited investors, constituted a “Fundamental Transaction” under the 2025 Notes, triggering an obligation to immediately repay amounts due, plus interest and a prepayment premium. Plaintiffs seek an aggregate of approximately $3.1 million, plus prejudgment interest at 9% per annum from August 10, 2026, and have requested that their claim for attorneys’ fees be referred to a Special Referee.

We dispute the allegations and believe they are without merit, and intend to defend the action vigorously. The Company filed its opposition on October 13, 2026, and the motion was fully briefed as of October 22, 2026. The Company has not recorded an accrual related to this matter as of September 30, 2026, because it has determined that a loss is not probable, and it is unable to estimate a range of reasonably possible loss, if any, at this time.

Item 1A.
Risk Factors

Other than as set forth below, as of the date of this report, there are no material changes to our risk factors as previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, and our Quarterly Report on Form 10-Q for the three months ended March 31, 2026.

There are risks associated with our convertible notes and warrants that could adversely affect our business and financial condition.

In November 2025, we issued $12 million aggregate principal amount senior secured convertible notes, convertible into shares of common stock at a conversion price of $14.66 per share. The convertible notes accrue interest at a rate of 8.5% per annum, payable annually in kind (“PIK”) by increasing the principal balance outstanding. The 2025 Notes mature in November 2035, unless earlier converted or redeemed. There are no assurances that we will have sufficient funds available to satisfy the payment due under our convertible notes at maturity, or that the holders will elect to convert the convertible notes into shares of our common stock.

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

●
We may need to use a substantial portion of our cash flow from operations to pay interest and principal on the convertible notes, which would reduce funds available to us for other purposes such as product development and operations;
●
If we do not have sufficient cash to pay the principal and accrued interest on the convertible notes at maturity, we may be unable to refinance such indebtedness on terms favorable to us or at all;
●
Conversion of the convertible notes could result in significant dilution of our common stock and cause the market price of our common stock to decline.

Our capital structure gives rise to a significant and compounding risk of dilution to existing stockholders. The outstanding principal amount of the 2025 Notes, together with PIK interest as of September 30, 2026, is convertible into approximately 874,234 shares of common stock. As noted above, the 2025 Notes accrue PIK interest at a rate of 8.5% per annum by increasing the principal balance outstanding annually. This means the outstanding principal balance on which conversion shares are calculated will increase by approximately $1,020,000 in the first year, with further compounding in each subsequent year through maturity in November 2035. Over the ten-year term of the 2025 Notes, the cumulative effect of PIK interest compounding could result in the 2025 Notes being convertible into a materially greater number of shares than the 874,234 currently contemplated.

In connection with the November 2025 financing, we also issued four series of warrants to purchase an aggregate of 3,275,748 shares of our common stock at exercise prices ranging from $11.60 to $22.00 per share. These warrants are immediately exercisable and, in the case of the Series A-1 Warrants, expire ten years from the date of issuance.

Taken together, if the 2025 Notes were fully converted at the current conversion price and all four series of warrants issued in connection with the November 2025 financing were exercised in full, the aggregate number of shares issuable would be approximately 4,149,982, representing a substantial increase from the 8,656,277 shares of common stock outstanding as of September 30, 2026. This dilution could be further compounded by: (i) future issuances under our at-the-market offering facility; (ii) issuances under the Alumni Capital Any Market Purchase Agreement; and (iii) the exercise of the remaining 976,531 warrants outstanding from our prior financings.

In the August 2026 private placement, we issued 5,013,559 shares of common stock, pre-funded warrants to purchase 4,361,440 shares, and common and milestone warrants to purchase an additional 18,749,998 shares. The pre-funded warrants have an exercise price of $0.0001 per share, and the common and milestone warrants have an initial exercise price of $2.95 per share.

Subject to specified exceptions, the August 2026 common and milestone warrants provide weighted-average anti-dilution protection that reduces their exercise price and increases the shares issuable if we issue shares at a lower price. Exercise of the August 2026 warrants, including any additional shares resulting from these adjustments, could further dilute existing stockholders.

Any such dilution could cause the market price of our common stock to decline significantly. Investors should be aware that conversion of the 2025 Notes and exercise of the warrants, including those issued in the August 2026 private placement, are entirely at the election of the holders (or in the case of certain forced conversion and forced exercise provisions, at our election or automatically upon specified events), and that we cannot predict when or whether any such events will occur. We cannot assure you that the holders will not elect to convert or exercise their instruments at times that are disadvantageous to existing stockholders, including at times when we may be seeking to raise additional equity capital.
Litigation relating to our 2025 Notes could adversely affect our liquidity, financial condition and results of operations.
We are defendants in an action brought by Iroquois Master Fund, Ltd. and Iroquois Capital Investment Group LLC alleging that our August 2026 financing triggered an obligation to repay our 2025 Notes, including interest and a prepayment premium. The plaintiffs seek approximately $3.1 million, plus prejudgment interest and attorneys’ fees. Although we believe the allegations are without merit and intend to defend the action vigorously, we cannot predict its outcome. An adverse judgment or settlement could require substantial cash payments, reduce funds available for our operations and increase our need for additional financing, which may not be available on acceptable terms or at all. Regardless of the outcome, this litigation could result in significant legal expenses and divert management’s attention from our business, materially adversely affecting our liquidity, financial condition and results of operations.

Item 2.
Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

On August 10, 2026, we completed a private placement of 5,013,559 shares of common stock, pre-funded warrants to purchase up to 4,361,440 shares of common stock, and accompanying common and milestone warrants to purchase an aggregate of 18,749,998 shares of common stock, for aggregate gross proceeds of approximately $30.0 million and net proceeds of $27.4 million, after deducting issuance costs. We intend to use the net proceeds for general corporate purposes. The securities were issued to accredited investors in reliance on Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder, without general solicitation. For additional information, see Note 10 to the condensed financial statements included in this Quarterly Report.

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

Item 6.
Exhibits

			Incorporated by Reference
Exhibit
Number	Description of Document	Schedule/Form	File Number	Exhibit	Filing Date

3.1	Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 22, 2021

3.2	Certificate of Amendment to the Eleventh Amended and Restated Certificate of Incorporation of Femasys Inc.	Form 8-K	001-40492	3.1	June 5, 2026

3.3	Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.2	June 22, 2021

3.4	First Amendment to the Amended and Restated Bylaws of Femasys Inc.	Form 8-K	001-40492	3.1	March 30, 2023

4.1	Form of Pre-Funded Warrant	Form 8-K	001-40492	4.1	August 11, 2026

4.2	Form of Common Warrant	Form 8-K	001-40492	4.2	August 11, 2026

4.3	Form of Common Warrant (Milestone)	Form 8-K	001-40492	4.3	August 11, 2026

10.1	Securities Purchase Agreement, dated as of August 7, 2026, by and among Femasys Inc. and the Purchasers party thereto	Form 8-K	001-40492	10.1	August 11, 2026

10.2	Registration Rights Agreement, dated as of August 7, 2026, by and among Femasys Inc. and the Purchasers party thereto	Form 8-K	001-40492	10.2	August 11, 2026

10.3	Side Letter, dated as of August 7, 2026, by and between Femasys Inc. and Nantahala Capital Management, LLC	Form 8-K	001-40492	10.3	August 11, 2026

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*
Filed herewith
**   Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Suwanee, State of Georgia, on this 13th day of November 2026.

FEMASYS INC.

Dated: November 13, 2026	By: /s/ Kathy Lee-Sepsick
Kathy Lee-Sepsick
Chief Executive Officer and President
(principal executive officer)

Dated: November 13, 2026	By: /s/ Dov Elefant
Dov Elefant
Chief Financial Officer
(principal financial and accounting officer)